Form 10-Q
period 1996-09-30
LEVITZ FURNITURE CORP /FL/
filed 1996-11-08
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________


Commission File Number 1-5787



                          LEVITZ FURNITURE CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                               23-1657490
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

6111 BROKEN SOUND PARKWAY, N.W., BOCA RATON, FL                     33487-2799
-----------------------------------------------                     ----------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (561) 994-6006
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]               No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On October 31, 1996, there were 1,000 shares of Common Stock, par value $0.40, outstanding.


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Dollars in thousands)

                                                                        SEPTEMBER 30,             MARCH 31,
                                                                           1996                     1996
                                                                         (UNAUDITED)
                  ASSETS                                              ---------------        --------------
CURRENT ASSETS:
  Cash and cash equivalents                                           $         9,585        $       12,755
  Receivables                                                                  37,699                34,025
  Inventories                                                                 171,417               140,918
  Deposits and prepaid expenses                                                 6,679                 3,820
                                                                      ---------------        --------------
    Total current assets                                                      225,380               191,518
                                                                      ---------------        --------------
PROPERTY AND EQUIPMENT, net                                                   216,889               225,509
                                                                      ---------------        --------------
PROPERTY UNDER CAPITAL LEASES, net                                            124,343               134,944
                                                                      ---------------        --------------

OTHER ASSETS:
  Intangible leasehold interests                                               16,300                17,053
  Deferred financing fees                                                      12,874                 6,820
  Goodwill                                                                     18,435                18,693
  Other                                                                         5,763                 5,707
                                                                      ---------------        --------------
                                                                               53,372                48,273
                                                                      ---------------        --------------
                                                                      $       619,984        $      600,244
                                                                      ===============        ==============

                  LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                                     $        19,912        $       17,912
  Current portion of long-term debt                                             7,765                 2,441
  Current portion of obligations under capital leases                           3,880                 4,845
  Accounts payable, trade                                                      78,912                55,933
  Accrued expenses and other liabilities                                       80,880                79,640
  Payable to parent                                                            11,583                 5,904
  Deferred income taxes                                                         5,197                 4,628
  Revolver borrowings                                                          75,014                52,516
                                                                      ---------------        --------------
    Total current liabilities                                                 283,143               223,819
                                                                      ---------------        --------------
LONG-TERM DEBT, net of current portion                                        278,304               286,775
                                                                      ---------------        --------------
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                       76,942                82,922
                                                                      ---------------        --------------
OTHER NONCURRENT LIABILITIES                                                   28,169                24,423
                                                                      ---------------        --------------
DEFERRED INCOME TAXES                                                          44,318                54,041
                                                                      ---------------        --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, at par value                                                        1                     1
  Capital in excess of par                                                     58,453                57,853
  Minimum pension liability                                                      (654)                 (654)
  Retained earnings (deficit)                                                (148,692)             (128,936)
                                                                      ---------------        --------------

    Total stockholder's deficit                                               (90,892)              (71,736)
                                                                      ---------------        --------------
                                                                      $       619,984        $      600,244
                                                                      ===============        ==============

 The accompanying notes are an integral part of these condensed financial statements.




                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (Dollars in thousands except share data)

                                   (Unaudited)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                     --------------------------      ---------------------------
                                                        1996            1995            1996             1995
                                                     ----------      ----------      ----------       ----------
Net sales                                            $  237,146      $  251,263      $  465,274       $  493,125
                                                     ----------      ----------      ----------       ----------
Costs and expenses:
    Cost of sales                                       130,327         134,123         256,840          262,181
    Selling, general and administrative
       expenses                                          96,913          97,987         187,223          199,374
    Store closing charge                                 -               -                8,295           -
    Restructuring expense                                -                4,000          -                 4,000
    Depreciation and amortization                         6,789           7,370          13,688           14,745
                                                     ----------      ----------      ----------       ----------
                                                        234,029         243,480         466,046          480,300
                                                     ----------      ----------      ----------       ----------
Operating income (loss)                                   3,117           7,783            (772)          12,825

Interest expense, net                                    13,846          11,978          26,641           25,211
                                                     ----------      ----------      ----------       ----------
Loss before income taxes                                (10,729)         (4,195)        (27,413)         (12,386)

Income tax benefit                                        3,780           1,453           9,659            4,459
                                                     ----------      ----------      ----------       ----------
Loss before extraordinary items                          (6,949)         (2,742)        (17,754)          (7,927)

Extraordinary items, net of tax
    benefit of $1,090                                    -               -               (2,002)          -
                                                     ----------      ----------      ----------       ----------
Net loss                                             $   (6,949)     $   (2,742)     $  (19,756)      $   (7,927)
                                                     ==========      ==========      ==========       ==========
Loss per common share:
    Loss before extraordinary
       items                                         $   (6,949)     $   (2,742)     $  (17,754)      $   (7,927)
    Extraordinary items                                  -               -               (2,002)          -
                                                     ----------      ----------      ----------       -----------
    Net loss per common share                        $   (6,949)     $   (2,742)     $  (19,756)       $  (7,927)
                                                     ==========      ==========      ==========       ===========
Weighted average number of common
    shares outstanding                                    1,000           1,000           1,000             1,000
                                                     ==========      ==========      ==========       ===========

The accompanying notes are an integral part of these condensed financial statements.



                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                            1996                1995
                                                                    ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $      (19,756)       $      (7,927)
                                                                    ---------------       --------------

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
       Depreciation                                                          7,911                8,368
       Amortization                                                          5,777                6,377
       Provision for deferred taxes                                         (9,154)              (5,615)
       Gain on disposal of property and equipment                             (150)                 (14)
       Amortization of deferred financing fees                               1,126                  993
       Pension expense                                                         782                2,482
       Other                                                                   177                 -
       Extraordinary losses related to early redemption
         of debt before tax benefit                                          3,092                 -

    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Receivables                                                        (3,668)              (7,578)
         Inventories                                                       (30,499)               7,508
         Deposits and prepaid expenses                                      (2,859)                (537)
         Income taxes receivable                                              -                   3,054
         Other, net                                                             56                   89
       Increase (decrease) in:
         Accounts payable, trade                                            22,979               10,687
         Accrued expenses and other liabilities                              4,870               (1,510)
         Payable to parent                                                   5,679               (1,199)
         Other noncurrent liabilities                                        4,552               (2,005)
                                                                    ---------------       --------------

           Total adjustments                                                10,671               21,100
                                                                    ---------------       -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                        (9,085)              13,173
                                                                    ---------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (3,349)              (6,838)
    Proceeds from sale of property and equipment and
       other assets                                                            174                  191
    Proceeds from sale-leaseback agreement                                    -                  22,209
                                                                    ---------------       -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:                        (3,175)              15,562
                                                                    ---------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under Credit Agreement                                      518,178               148,100
    Repayments under Credit Agreement                                     (495,679)             (173,211)
    Principal payments on long-term debt                                    (2,725)                (889)
    Principal payments under capital lease obligations                      (2,412)              (2,584)
    Payment of deferred financing fees                                     (10,272)                -
    Increase in cash overdrafts                                              2,000                1,832
                                                                    ---------------       -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          9,090              (26,752)
                                                                    ---------------       ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (3,170)               1,983

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              12,755                6,301
                                                                    ---------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $        9,585        $       8,284
                                                                    ===============       =============

The accompanying notes are an integral part of these condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1996

                                   (Unaudited)


1.       BASIS OF PRESENTATION:

         Levitz Furniture Corporation (Levitz), a Florida corporation, is a wholly-owned subsidiary of Levitz Furniture Incorporated (LFI).

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of September 30, 1996, the results of operations and cash flows for the periods then ended. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                                  SIX MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 ------------------
                                                   1996       1995
                                                 -------    -------
           Interest paid                         $25,460    $24,484
                                                 =======    =======

           Income taxes refunded                 $(6,980)   $(1,180)
                                                 =======    =======

3.       LONG-TERM DEBT AND REVOLVER BORROWINGS:

         On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into new senior secured credit facilities providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities are secured by substantially all of the assets of Levitz and its subsidiaries and are comprised of the Tranche A Facility (the "Tranche A Facility") providing for up to $150.0 million and the Tranche B Facility (the "Tranche B Facility") providing up to $40.0 million. The proceeds of the Senior Secured Facilities were used to refinance indebtedness incurred under the previous bank credit agreement, to provide liquidity for working capital needs and for other general corporate purposes. The Senior Secured Facilities will expire on July 1, 2001. Levitz paid financing fees of $10.3 million for the Senior Secured Facilities.

         The Tranche A Facility consists of $115.0 million of revolving debt (the "Tranche A Revolver") which is provided by BT Commercial Corporation ("BTCC") and $35 million of term debt (the "Tranche A Term Facility") provided by Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. and Apollo U.K. Partners III, L.P. (collectively "Apollo"). The maximum borrowings under the Tranche A Revolver are calculated based upon inventory and receivable levels. Tranche B consists of $40.0 million of revolving debt based on a fixed asset sublimit. This fixed asset sublimit will be permanently reduced each year effective July 1997 by an amount equal to the lesser of $5.0 million or 100% of Excess Cash Flow (as defined in the Senior Secured Facilities). Asset sales and the reduction of inventory and receivables (as defined in the Senior Secured Facilities) below $115.0 million will also trigger permanent reductions to the fixed asset sublimit.

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

         As a result of the July 1996 refinancing, in the quarter ended June 30, 1996, Levitz incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of the previous bank credit agreement. The after-tax loss was $2.0 million or $2,002 per share.

         In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $75.0 million of the borrowings under the Tranche A Revolver have been classified as Revolver Borrowings in current liabilities. Under the terms of the Tranche A Revolver, however, Levitz will not be required to repay this amount in the next year. Payment will only be required at the expiration of the Tranche A Facility on July 1, 2001 or if the borrowing base is reduced below the amount outstanding. Based on anticipated borrowing base levels, Levitz believes the amount outstanding under the Senior Secured Facilities will be due and payable in July 2001.

         As of September 30, 1996, Levitz had approximately $27.4 million of availability under the Senior Secured Facilities. The Senior Secured Facilities require LFI to achieve an interest coverage ratio beginning December 31, 1996 and quarterly thereafter. It also contains limitations on capital expenditures, additional indebtedness, incurrence of liens, sale of assets, payment of dividends, investments and other restrictions.

         The retail furniture industry historically has been highly cyclical and directly affected by, among other things, housing starts, existing home sales, consumer confidence, the level of personal discretionary spending, consumer credit availability and general economic conditions. Furniture purchases are generally discretionary, and in view of the fact that they represent a significant expenditure to the average consumer, they are often deferred during times of economic uncertainty. Decreased comparable store sales and gross profit over the past two years which have continued during Fiscal 1997, have significantly reduced operating income and the resulting cash flow resulting in debt compliance and liquidity concerns.

         Management has undertaken a number of steps including the offer for sale of under-utilized properties to address the liquidity needs of LFI and Levitz as well as compliance with the Senior Secured Facilities. Based upon anticipated cash flow from operations and existing borrowing capacity under the Senior Secured Facilities, Management believes Levitz will be able to meet the covenants contained in the Senior Secured Facilities during the foreseeable future, and has sufficient cash flow to meet current cash needs. However, compliance with such covenants will be dependent on the successful accomplishment of Management's strategies and Levitz achieving improved comparable store sales. Actual results could differ from the estimates used to set these covenants resulting in Levitz's failure to be in compliance with the Senior Secured Facilities.

         The Senior Secured Facilities and mortgages are secured by substantially all assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries.

         LFI and Levitz are subject to certain covenants and restrictions and cross-default provisions as described in the Senior Secured Facilities and/or indentures, including among other restrictions the following: provisions which require certain financial tests be met, restrictions with respect to the sale of assets, annual capital expenditures, ability to enter into sale-leaseback transactions or mortgage loans, ability to redeem certain indebtedness, and limitations on the ability to incur additional indebtedness, requirements to repurchase certain indebtedness if a change in control occurs and limitations on the ability to pay dividends or make certain other restricted payments by Levitz or LFI.

         LFI and Levitz are currently in compliance with all such covenants under the Senior Secured Facilities and all applicable debt indentures.

4.       SALE OF RECEIVABLES:

         Levitz and General Electric Capital Corporation (GECC) are parties to an Account Purchase Agreement (the Agreement), whereby GECC has agreed to purchase Levitz's customer credit obligations without recourse. Levitz accounts for the above transactions as a sale. Under the terms of the Agreement, Levitz may pay GECC a fee or may receive income, based upon the relationship among the interest earned on the portfolio sold thereunder, the amount of the servicing fee, the prime rate and to a limited extent, credit losses. The Agreement expires October 31, 1998, with automatic five-year renewals, unless canceled by either party with twenty-six months' notice prior to scheduled termination. Notice of Levitz intent to renegotiate the Agreement with GECC has been given and negotiations are currently being conducted to reach a new agreement. For the six month periods ended September 30, 1996 and 1995, Levitz recorded income under the Agreement of $7.0 million and $5.9 million, respectively. These amounts are included in selling, general and administrative expenses as they represent an adjustment to the estimated sales price of the receivables.

5.       EARNINGS PER COMMON SHARE:

         Earnings per common share are based on the weighted average number of common shares outstanding during each period.

6.       CLOSED STORES:

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


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                     PERCENTAGE OF NET SALES
                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                ----------------------------        ------------------------------
                                                    1996            1995                 1996             1995
                                                -----------      -----------        -----------        -----------
Net sales                                          100.0 %         100.0 %            100.0 %             100.0 %

Cost of sales                                       55.0            53.4               55.2                53.2
                                                -----------      -----------          -----------      -----------

Gross profit                                        45.0            46.6               44.8                46.8

Selling, general and administrative
  expenses                                          40.9            39.0               40.3                40.4

Store closing charge                                 -               -                  1.8                 -

Restructuring expense                                -               1.6                -                   0.8

Depreciation and amortization                        2.8             2.9                2.9                 3.0
                                                -----------      -----------          -----------      -----------

Operating income                                     1.3             3.1               (0.2)                2.6

Interest expense                                     5.8             4.8                5.7                 5.1
                                                -----------      -----------          -----------      -----------

Loss before income taxes                            (4.5)           (1.7)              (5.9)               (2.5)

Income tax benefit                                   1.6             0.6                2.1                 1.0
                                                -----------      -----------          -----------      -----------

Loss before extraordinary items                     (2.9)           (1.1)              (3.8)               (1.5)

Extraordinary items, net of tax
  benefit                                            -                  -              (0.4)                  -
                                                -----------      -----------          -----------      -----------

Net loss                                            (2.9)%          (1.1)%             (4.2)%              (1.5)%
                                               ============      ===========          ===========      ===========

Comparable store sales                              (5.6)%          (9.7)%             (5.7)%              (9.5)%
                                               ============      ===========          ===========      ===========


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales of $237.1 million for the three month period ended September 30, 1996 decreased $14.2 million or 5.6% over net sales of $251.3 million in the same period for the prior year. Sales on a comparable store basis decreased 5.6%.

Gross profit as a percentage of net sales decreased to 45.0% for the three month period ended September 30, 1996 compared to 46.6% in the same period for the prior year. The decrease, in part, reflects the move to more competitive pricing and increased value for the customer. Gross profit is expected to be maintained at approximately 45.0% which increased from 44.5% during the three month period ended June 30, 1996.

Selling, general and administrative (SG&A) expenses decreased $1.1 million for the three month period ended September 30, 1996 as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 40.9% from 39.0%, respectively. Salaries, payroll taxes and employee benefit expenses decreased $7.8 million which is attributable to the reduction in the number of employees by approximately 1,100 from the comparable period last year. This was offset by an increase in advertising expense of $3.5 million and a reduction of GECC service fee income of $1.0 million. The percentage increase in SG&A was caused by the decline in net sales as previously noted.

The restructuring expense for the three month period ended September 30, 1995 was a result of the consolidation of six regional offices into two divisional offices and the elimination of certain support positions at the corporate, division and store levels. The restructuring charge included $3.1 million of severance pay and related employee benefits and $0.9 million of lease commitments on closed regional office facilities. The restructuring was completed in November 1995.

Depreciation and amortization expenses decreased $0.6 million or 7.9% for the three month period ended September 30, 1996 as compared to the same period of the prior year. As a percentage of net sales, depreciation and amortization expenses for such periods decreased to 2.8% from 2.9%, respectively.

Operating income for the three month period ended September 30, 1996 decreased $4.7 million or 60.0% from the same period for the prior year. As a percentage of net sales, operating income decreased to 1.3% from 3.1%, respectively. The percentage and dollar decreases are primarily attributable to the decrease in net sales.

Interest expense for the three month period ended September 30, 1996 increased $1.9 million or 15.6% from the same period for the prior year. As a percentage of net sales, interest expense increased to 5.8% from 4.8%, respectively. The dollar increase is due to higher effective interest rates and increased average borrowing levels. The percentage of net sales increase is also due to the decline in net sales as well as the increase in interest rates and average borrowing levels.

As a result of the aforementioned factors, loss before income taxes for the three month period ended September 30, 1996 amounted to $10.7 million or 4.5% of net sales as compared to a loss of $4.2 million or 1.7% of net sales for the same period of the prior year.

Income tax benefit for the three month period ended September 30, 1996 was $3.8 million or 1.6% of net sales as compared to an income tax benefit of $1.5 million or 0.6% of net sales for the same period of the prior year. The effective tax rate was 35.2% in the three month period ended September 30, 1996 as compared to 34.6% for the same period of the prior year.

Net loss for the three month period ended September 30, 1996 was $6.9 million or 2.9% of net sales as compared to a net loss of $2.7 million or 1.1% of net sales for the same period of the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995

Net sales of $465.3 million for the six months ended September 30, 1996 decreased $27.9 million or 5.6% from net sales of $493.1 million in the same period of the prior year. Sales on a comparable store basis decreased 5.7%.

Gross profit as a percentage of net sales decreased to 44.8% for the six month period ended September 30, 1996 compared to 46.8% in the same period for the prior year. The decrease is attributable to a change in pricing policy toward more competitive pricing and increased value for the customer.

SG&A expenses decreased $12.2 million or 6.1% for the six month period ended September 30, 1996 as compared to the same period of the prior year. As a percentage of net sales, SG&A expenses decreased to 40.3% from 40.4%, respectively. The dollar decrease in SG&A expenses is primarily due to the reduction in the number of employees of approximately 1,100 from the comparable period last year. Salaries, payroll taxes and employee benefit expense decreased $15.8 million. GECC service fee income increased $1.1 million and advertising expense increased $3.7 million.

The store closing charge of $8.3 million for the six month period ended September 30, 1996 includes the reduction of the carrying value of the store assets to the estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Five satellite stores were closed on October 31, 1996.

The restructuring expense for the six month period ended September 30, 1995, was a result of the consolidation of six regional offices into two divisional offices and the elimination of certain support positions at the corporate, division and store levels. The restructuring charge included $3.1 million of severance pay and related employee benefits and $0.9 million of lease commitments on closed regional office facilities. The restructuring was completed in November 1995.

Depreciation and amortization expenses decreased $1.1 million or 7.2% for the six month period ended September 30, 1996 as compared to the same period of the prior year. As a percentage of net sales, depreciation and amortization expenses for such periods decreased to 2.9% from 3.0%, respectively.

Operating loss for the six month period ended September 30, 1996 was $0.8 million as compared to operating income of $12.8 million for the same period of the prior year. The decrease in operating income is primarily attributable to the decrease in net sales and the store closing charge.

Interest expense increased $1.4 million or 5.7% for the six month period ended September 30, 1996 as compared to the same period of the prior year. As a percentage of net sales interest expense increased to 5.7% from 5.1%, respectively. The increase in interest expense was primarily due to increased average borrowing levels and to higher interest rates. The increase in percentage of net sales is due to the dollar increase as noted above and the decline in net sales.

As a result of the aforementioned factors, loss before income taxes for the six month period ended September 30, 1996 amounted to $27.4 million or 5.9% of net sales as compared to a loss of $12.4 million or 2.5% of net sales for the same period of the prior year.

Income tax benefit was $9.7 million or 2.1% of net sales for the six month period ended September 30, 1996 as compared to income tax benefit of $4.5 million or 1.0% of net sales for the same period of the prior year. The effective tax rate decreased to 35.2% from 36.0%.

Loss before extraordinary items for the six month period ended September 30, 1996 amounted to $17.8 million or 3.8% of net sales as compared to a net loss of $7.9 million or 1.5% of net sales for the same period of the prior year.

Extraordinary loss net of tax benefit was $2.0 million or 0.4% of net sales for the period ended September 30, 1996. The extraordinary loss included the write-off of deferred financing fees relating to the previous credit agreement.

Net loss for the six month period ended September 30, 1996 was $19.8 million or 4.2% of net sales as compared to a net loss of $7.9 million or 1.5% of net sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Levitz's primary sources of liquidity are cash flows from operations (including the proceeds from the sale of customer credit obligations) and borrowings under the Senior Secured Facilities.

Net cash used in operating activities for the six month period ended September 30, 1996 includes the add-back of depreciation and amortization expense of $13.7 million, plus other non-cash items of $2.1 million, extraordinary loss on the early redemption of debt of $3.1 million and a decrease in working capital of $9.2 million. The decrease in working capital excluding income taxes primarily includes an increase in inventory of $30.5 million and an increase in trade accounts payable of $23.0 million. The increase in inventory is due to the decrease in net sales and the change in merchandise assortment. The increase in trade payables is due to the increase in inventory and longer payment terms with vendors.

Capital expenditures of $3.3 million during the period ended September 30, 1996 were for maintenance and alterations of existing stores. Management estimates that approximately $6.0 million to $10.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz does not expect to open any new stores in the current fiscal year.

The cash provided by investing activities for the six month period ended September 30, 1995 was primarily due to the sale-leaseback of three warehouse-showrooms and one satellite store for approximately $22.2 million.

The net cash provided by financing activities for the period ended September 30, 1996 included increased borrowings under the Senior Secured Facilities of $22.5 million reduced by payment of financing fees of $10.3 million and principal payments under other long-term debt and capital leases of $5.1 million.

On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into new senior secured credit facilities providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities are secured by substantially all of the assets of Levitz and its subsidiaries and are comprised of the Tranche A Facility (the "Tranche A Facility") providing for up to $150.0 million and the Tranche B Facility (the "Tranche B Facility") providing up to $40.0 million. The proceeds of the Senior Secured Facilities were used to refinance indebtedness incurred under the Levitz prior credit agreement, to provide liquidity for working capital needs and for other general corporate purposes. The Senior Secured Facilities expire on July 1, 2001. Levitz paid financing fees of $10.3 million for the Senior Secured Facilities.

In addition, LFI issued warrants to Apollo to purchase up to 5,000,000 shares of Common Stock of LFI at an initial exercise price of $4.125, subject to downward adjustments if certain targeted stock prices of LFI are not achieved in the future and other antidilution provisions.

In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $75.0 million of the borrowings under the Tranche A Facility have been classified as a current liability. Under the terms of the Tranche A Facility, however, Levitz will not be required to repay this amount in the next year. Payment will only be required at the expiration of the Tranche A Facility on July 1, 2001 or if the borrowing base is reduced below the amount outstanding. Based on anticipated borrowing base levels, Levitz believes the amount outstanding will be due and payable in July 2001. See Note 3 of the consolidated condensed financial statements.

Management has undertaken a number of steps to address the liquidity needs of LFI and Levitz as well as compliance with the Senior Secured Facilities. Based upon anticipated cash flow from operations and existing borrowing capacity under the Senior Secured Facilities, Management believes LFI and Levitz will be able to meet the covenants contained in the Senior Secured Facilities during the foreseeable future and has sufficient cash flow to meet current cash needs. However, compliance with such covenants will be dependent on the successful accomplishment of management's strategies and Levitz achieving improved comparable store sales. Actual results could differ from the estimates used to set these covenants resulting in Levitz's failure to be in compliance with the Senior Secured Facilities. As of September 30, 1996, Levitz had approximately $27.4 million of availability under the Senior Secured Facilities.

PART II  OTHER INFORMATION:

ITEM 5. On September 11, 1996 Levitz Furniture Corporation entered into an Employment Agreement (the "Agreement") with Brian Levy pursuant to which Mr. Levy was named President-Store Operations of Levitz. A copy of the Agreement is attached to this report as Exhibit 10. Mr. Levy was also named President-Store Operations of LFI. Also, on September 11, 1996 Ronald A. Kaplan resigned as President-Chief Operating Officer of Levitz and LFI.

ITEM 6.  Exhibits and Reports on Form 8-K.

              (a)   Exhibit 10:  Employment Agreement by and among Levitz
                                 Furniture Corporation and Brian Levy, dated as of September 11, 1996.

                    Exhibit 27:  Financial Data Schedule.

              (b)   Reports on Form 8-K:  NONE.

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LEVITZ FURNITURE CORPORATION
                                                    (Registrant)




Date:  November 8, 1996                      /s/  PATRICK J. NOLAN
                                             ---------------------
                                                  Patrick J. Nolan
                                              Senior Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

                              EXHIBITS TO FORM 10-Q


   NUMBER
EXHIBIT TABLE                 EXHIBIT
-------------                 -------

     10            Employment Agreement by and among
                   Levitz Furniture Corporation and
                   Brian Levy dated as of September 11,
                   1996.

     27            Financial Data Schedule.