Form 10-Q
period 1996-12-31
LEVITZ FURNITURE CORP /FL/
filed 1997-02-14
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           ________________________

                                   FORM 10-Q

(MARK ONE)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended DECEMBER 31, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________


Commission File Number 1-5787



                          LEVITZ FURNITURE CORPORATION
            (Exact name of registrant as specified in its charter)

          FLORIDA                                               23-1657490
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

6111 BROKEN SOUND PARKWAY, N.W., BOCA RATON, FL                     33487-2799
(Address of Principal Executive Offices)                            (Zip Code)

                               (561) 994-6006
             (Registrant's telephone number, including area code)



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

On January 31, 1997, there were 1,000 shares of Common Stock, par value $0.40, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                            (Dollars in thousands)

                                                      December 31,   March 31,
                                                          1996          1996
                                                       (Unaudited)
                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $   7,538    $ 12,755
  Receivables                                              34,947      34,025
  Inventories                                             160,244     140,918
  Deposits and prepaid expenses                             4,846       3,820

    Total current assets                                  207,575     191,518

PROPERTY AND EQUIPMENT, net                               215,911     225,509

PROPERTY UNDER CAPITAL LEASES, net                        122,460     134,944

OTHER ASSETS:
  Intangible leasehold interests                           15,957      17,053
  Deferred financing fees                                  12,717       6,820
  Goodwill                                                 18,306      18,693
  Other                                                     5,619       5,707
                                                           52,599      48,273
                                                        $ 598,545    $600,244

                  LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                       $  19,151    $ 17,912
  Current portion of long-term debt                         7,179       2,441
  Current portion of obligations under capital leases       3,597       4,845
  Accounts payable, trade                                  60,329      55,933
  Accrued expenses and other liabilities                   85,176      79,640
  Payable to parent                                        11,775       5,904
  Deferred income taxes                                     3,595       4,628
  Revolver borrowings                                      74,746      52,516

    Total current liabilities                             265,548     223,819

LONG-TERM DEBT, net of current portion                    278,187     286,775

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion   76,339      82,922

OTHER NONCURRENT LIABILITIES                               26,150      24,423

DEFERRED INCOME TAXES                                      44,939      54,041

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, at par value                                    1           1
  Capital in excess of par                                 58,453      57,853
  Minimum pension liability                                  (654)       (654)
  Retained earnings (deficit)                            (150,418)   (128,936)

    Total stockholder's deficit                           (92,618)    (71,736)
                                                        $ 598,545    $600,244

   The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in thousands except share data)
                                  (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      December 31,         December 31,
                                      1996   1995       1996          1995
Net sales                          $272,007  $270,117   $737,281   $763,242

Costs and expenses:
  Cost of sales                     151,031   149,987    407,871    412,168
  Selling, general and
    administrative expenses         102,949   106,798    290,172    306,172
  Restructuring expense                -        5,000       -         9,000
  Charge for store closings            -         -         8,295       -
  Depreciation and amortization       6,698     7,339     20,386     22,084

                                    260,678   269,124    726,724    749,424

Operating income                     11,329       993     10,557     13,818

Interest expense, net                13,994    11,847     40,635     37,058

Loss before income taxes             (2,665)  (10,854)   (30,078)   (23,240)

Income tax benefit                     (939)   (3,907)   (10,598)    (8,366)

Loss before extraordinary items      (1,726)   (6,947)   (19,480)   (14,874)

Extraordinary items, net of tax benefit
  of $1,090                            -         -        (2,002)      -

Net loss                           $ (1,726) $ (6,947)  $(21,482)  $(14,874)

Loss per common share:
  Loss before extraordinary items  $ (1,726) $ (6,947)  $(19,480)  $(14,874)
  Extraordinary items                  -         -        (2,002)      -

  Net income (loss) per common
  share                            $ (1,726) $ (6,947)  $(21,482)  $(14,874)

Weighted average number of common
  shares outstanding                  1,000     1,000      1,000      1,000












   The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                Nine Months Ended December 31,
                                                      1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(21,482)     $(14,874)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation                                      11,823        12,502
   Amortization                                       8,563         9,582
   Deferred tax benefit                             (10,135)       (8,362)
   Loss on disposal of property and equipment            54            32
   Amortization of deferred financing fees            1,877         1,503
   Pension expense                                    1,377         3,709
   Other                                                280          -
   Extraordinary losses related to early redemption
     of debt, before tax benefit                      3,092          -

  Changes in operating assets and liabilities:
   Decrease (increase) in:
     Receivables                                       (916)         (538)
     Inventories                                    (19,326)       18,649
     Deposits and prepaid expenses                   (1,026)        2,048
     Income taxes receivable                           -            2,778
     Other, net                                          51            63
   Increase (decrease) in:
     Accounts payable, trade                          4,396        (4,750)
     Accrued expenses and other liabilities           9,397         1,975
     Payable to parent                                5,871        (2,878)
     Other noncurrent liabilities                     2,710        (1,973)

       Total adjustments                             18,088        34,340

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  (3,394)       19,466

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (7,596)      (10,490)
  Proceeds from sale of property and equipment
   and other assets                                     184           217
  Proceeds from sale leaseback of property             -           22,209

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES  (7,412)       11,936

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Credit Agreement                 822,606       221,800
  Repayments under Credit Agreement                (800,376)     (250,223)
  Principal payments on long-term debt               (3,530)       (2,029)
  Principal payments under
   capital lease obligations                         (3,484)       (3,904)
  Increase in cash overdrafts                         1,239        10,338
  Payment of deferred financing fees                (10,866)         -

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   5,589       (24,018)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (5,217)        7,384

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       12,755         6,301

CASH AND CASH EQUIVALENTS, END OF PERIOD           $  7,538       $13,685


The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               December 31, 1996

                                  (Unaudited)


1.   BASIS OF PRESENTATION:

     Levitz Furniture Corporation (Levitz), a Florida corporation, is a wholly owned subsidiary of Levitz Furniture Incorporated (LFI).

     In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of December 31, 1996, the results of operations and cash flows for the periods then ended. The results of operations for the period ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year.

2.   CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Supplemental disclosures of cash flow information (dollars in thousands):

                                             Nine Months Ended
                                               December 31,
                                              1996       1995

       Interest paid                             $39,347    $36,583

       Income tax refunds                        $ 6,968    $ 1,086

3.   LONG-TERM DEBT AND REVOLVER BORROWINGS:

     On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into senior secured credit facilities providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities consists of $115.0 million of revolving notes, $35.0 million of term notes, and $40.0 million of other notes.

     Loans made under the revolving notes and other notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's ("BTC's") prime lending rate plus 1.5% or BTC's LIBOR rate plus 3.25%. The term note bears interest at a rate of 15.5%, payable in cash or, at Levitz's option, at any time prior to July 1, 1999, by the issuance of up to $10.0 million of additional term notes, having a principal amount equal to the amount of interest accrued and maturing on July 1, 2001. To the extent additional term notes are issued for interest, the amount available under the revolving notes will be permanently decreased. If LFI achieves a prescribed Fixed Charge Coverage Ratio, as defined, the interest rate on the term notes will be reset from 15.5% to 11.0%.

     The Senior Secured Facilities are secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. LFI and Levitz are subject to certain covenants and restrictions and cross-default provisions as described in the Senior Secured Facilities or debt indentures of Levitz, including among other restrictions the following: provisions which require certain financial tests be met, restrictions with respect to the sale of assets, annual capital expenditures, ability to enter into sale-leaseback transactions or mortgage loans, ability to redeem certain indebtedness, and limitations on the ability to incur additional indebtedness, requirements to repurchase certain indebtedness if a change in control occurs and limitations on the ability to pay dividends or make certain other restricted payments by Levitz or LFI.

     LFI issued to the original holders of the term notes warrants to purchase up to 5,000,000 shares of Common Stock of LFI at an initial exercise price of $4.125 per share, subject to downward adjustments if certain targeted stock prices of LFI are not achieved in the future and other anti-dilution provisions.

     As a result of the July 1996 refinancing, in the quarter ended June 30, 1996, LFI incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of Levitz's previous bank credit agreement. The after-tax loss was $2.0 million or $2,002 per share.

     In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $74.7 million of the borrowings under the revolving notes have been classified as Revolver Borrowings in current liabilities. Under the terms of the Senior Secured Facilities, however, Levitz will not be required to repay this amount in the next year. Payment will only be required at their expiration on July 1, 2001 or if the Borrowing Base, as defined in the Senior Secured Facilities, is reduced below the amount outstanding. Based on anticipated Borrowing Base levels, Levitz believes the amount outstanding under the Senior Secured Facilities will be due and payable in July 2001.

     As of December 31, 1996, Levitz had approximately $25.2 million of availability under the Senior Secured Facilities. The Senior Secured Facilities require LFI to achieve an interest coverage ratio beginning December 31, 1996 and quarterly thereafter. In December 1996, Amendment No. 1 to the Senior Secured Facilities changed the interest coverage ratio through September 30, 1997. LFI and Levitz are currently in compliance with all such covenants under the Senior Secured Facilities and all applicable debt indentures.

     The retail furniture industry historically has been highly cyclical and directly affected by, among other things, housing starts, existing home sales, consumer confidence, the level of personal discretionary spending, consumer credit availability and general economic conditions. Furniture purchases are generally discretionary, and in view of the fact that they represent a significant expenditure to the average consumer, they are often deferred during times of economic uncertainty. Decreased comparable store sales and gross profit over the past two years including the first two quarters of Fiscal 1997, have significantly reduced operating income and the resulting cash flow resulting in debt compliance and liquidity concerns.

     Management has undertaken a number of steps including the offering for sale of under-utilized properties to address the liquidity needs of LFI and Levitz as well as compliance with the Senior Secured Facilities. Based upon anticipated cash flow from operations and existing borrowing capacity under the Senior Secured Facilities, Management believes Levitz will be able to meet the covenants contained in the Senior Secured Facilities during the foreseeable future, and has sufficient cash flow to meet current cash needs. However, compliance with such covenants will be dependent on the successful accomplishment of Management's strategies and Levitz achieving improved comparable store sales. Actual results could differ from the estimates used to set these covenants resulting in Levitz's failure to be in compliance with the Senior Secured Facilities.

4.   SALE OF RECEIVABLES:

     Levitz and General Electric Capital Corporation (GECC) are parties to an Account Purchase Agreement (the Agreement), whereby GECC purchases Levitz's customer credit obligations without recourse. At December 31, 1996 GECC had $734.4 million of customer credit obligations outstanding. Pursuant to generally accepted accounting principles, Levitz's financial statements reflect the above transactions provided by the Agreement as a sale of the customer credit obligations. Under the terms of the Agreement, Levitz may pay GECC a fee or may receive income, based upon the relationship among the interest earned on the portfolio sold thereunder, the amount of the servicing fee, the prime rate and to a limited extent, credit losses. The Agreement expires October 31, 1998, with automatic five-year renewals, unless canceled by either party with twenty-six month's notice prior to scheduled termination. On August 21, 1996 Levitz gave GECC notice of Levitz's intent to renegotiate the Agreement and the parties are renegotiating the terms of the Agreement. If Levitz or GECC decide to terminate the Agreement, Levitz will be required to repurchase the outstanding credit obligations at the termination date, which would not be earlier than April 1999. If necessary, Levitz believes it could replace the Agreement with a similar agreement or pursue alternative methods of financing and servicing its customer credit obligations without materially affecting its results of operations. No assurances can be given, however, that Levitz will be able to enter into such arrangements on acceptable terms. Subject to the ultimate resolution of negotiations or the terms of a new agreement, generally accepted accounting principles could require Levitz to change the accounting for the transactions provided under the Agreement to reflect them as a financing of the underlying customer credit obligations. For the nine month periods ended December 31, 1996 and December 31, 1995, Levitz recorded income under the Agreement of $10.1 million and $8.5 million, respectively. These amounts are included in selling, general and administrative expenses as they represent an adjustment to the estimated sales price of the receivables.

5.   CLOSED STORES:

     During the quarter ended June 30, 1996, Management developed a plan to close five satellite stores. The stores were closed on October 31, 1996. The plan resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996 for one of the closed stores.

6.   EARNINGS PER COMMON SHARE:

     Earnings per Common Share are based on the weighted average number of common shares outstanding during each period.


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                          Percentage of Net Sales
                                 Three Months Ended    Nine Months Ended
                                    December 31,          December 31,
                                  1996       1995       1996       1995

Net sales                        100.0 %    100.0 %    100.0 %    100.0 %

Cost of sales                     55.5       55.5       55.3       54.0

Gross profit                      44.5       44.5       44.7       46.0

Selling, general and
  administrative expenses         37.8       39.5       39.4       40.1

Restructuring expense               -         1.9         -         1.2

Charge for store closings           -          -         1.1         -

Depreciation and amortization      2.5        2.7        2.8        2.9

Operating income                   4.2        0.4        1.4        1.8

Interest expense                   5.2        4.4        5.5        4.9

Loss before income taxes          (1.0)      (4.0)       (4.1)      (3.1)

Income tax benefit                (0.3)      (1.4)       (1.5)      (1.1)

Loss before extraordinary items   (0.7)      (2.6)       (2.6)      (2.0)

Extraordinary items, net of tax
  benefit                           -          -         (0.3)        -

Net loss                          (0.7)%     (2.6)%      (2.9)%     (2.0)%

Comparable store sales             2.0 %     (9.7)%      (3.0)%     (9.6)%


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

Net sales of $272.0 million for the three month period ended December 31, 1996 increased $1.9 million or 0.7% over net sales of $270.1 million in the same period for the prior year. Sales on a comparable store basis increased 2.0%. Management believes the improvement reflects consumer acceptance of the new merchandise assortment and marketing. The marketing effort has shifted from a low-end to a mid-priced focus with changes in the merchandise assortment to compliment this effort.

Gross profit as a percentage of net sales remained at 44.5% for the three month period ended December 31, 1996 as compared to the same period for the prior year.

Selling, general and administrative (SG&A) expenses decreased $3.8 million for the three month period ended December 31, 1996 as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses decreased to 37.8% from 39.5%, respectively. The decrease in SG&A expenses was primarily due to the reduction in the number of employees from the comparable period last year. Salaries and related employee benefits and payroll tax expenses decreased $4.2 million.

The restructuring expense for the three month period ended December 31, 1995 was a result of the elimination of regional offices and certain support positions. The restructuring charge included $4.7 million of severance pay and related employee benefits and $0.3 million of lease commitments on closed regional office facilities.


As a percentage of net sales, depreciation and amortization expenses for such periods decreased to 2.5% from 2.7% for the three month period ended December 31, 1996 as compared to the same period of the prior year.

Operating income for the three month period ended December 31, 1996 increased $10.3 million to $11.3 million from the same period for the prior year. As a percentage of net sales, operating income increased to 4.2% from 0.4%, respectively. The percentage and dollar increases are primarily attributable to the increase in net sales, the reduction in SG&A expenses and the restructuring charge in the prior year.

Interest expense for the three month period ended December 31, 1996 increased $2.1 million or 18.1% from the same period for the prior year. As a percentage of net sales, interest expense increased to 5.2% from 4.4%, respectively. The increase is due to increased borrowings and higher effective interest rates.

As a result of the aforementioned factors, loss before income taxes for the three month period ended December 31, 1996 amounted to $2.7 million or 1.0% of net sales as compared to a loss of $10.9 million or 4.0% of net sales for the same period of the prior year.

Income tax benefit for the three month period ended December 31, 1996 was $0.9 million or 0.3% of net sales as compared to $3.9 million or 1.4% of net sales for the same period of the prior year. The effective tax rate was 35.2% for the three month period ended December 31, 1996 as compared to 36.0% for the same period of the prior year.

Net loss for the three month period ended December 31, 1996 was $1.7 million or 0.7% of net sales as compared to net loss of $6.9 million or 2.6% of net sales for the same period of the prior year.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

Net sales of $737.3 million for the nine months ended December 31, 1996 decreased $26.0 million or 3.3% from net sales of $763.2 million in the same period of the prior year. Sales on a comparable store basis decreased 3.0%.

Gross profit as a percentage of net sales decreased to 44.7% for the nine month period ended December 31, 1996 compared to 46.0% in the same period for the prior year. The decrease is attributable to a change in pricing policy toward more competitive pricing and increased value for the customer.

SG&A expenses decreased $16.0 million or 5.2% for the nine month period ended December 31, 1996 as compared to the same period of the prior year. As a percentage of net sales, SG&A expenses decreased to 39.4% from 40.1%, respectively. The decrease in SG&A expenses is primarily due to the reduction in the number of employees from the comparable period last year.

The restructuring expense for the nine month period ended December 31, 1995, was a result of the consolidation of regional offices and the elimination of certain support positions. The restructuring charge included $7.8 million of severance pay and related employee benefits and $1.2 million of lease commitments on closed regional office facilities. During the quarter ended June 30, 1996, Management developed a plan to close five satellite stores. The stores were closed on October 31, 1996. The plan resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements.

Depreciation and amortization expenses decreased $1.7 million or 7.7% for the nine month period ended December 31, 1996 as compared to the same period of the prior year. As a percentage of net sales, depreciation and amortization expenses for such periods decreased to 2.8% from 2.9%, respectively. Amortization decreased to $8.6 million from $9.6 million in the period ended December 31, 1996 as compared to the same period of the prior year. Depreciation decreased to $11.8 million from $12.5 million in the period ended December 31, 1996 as compared to the same period of the prior year due to store closings during the current year period.

Operating income for the nine months ended December 31, 1996 decreased $3.3 million or 23.6% from the same period for the prior year. As a percentage of net sales, operating income for such periods decreased to 1.4% from 1.8%. The percentage and dollar decreases are attributable to the decline in net sales and the reduction in gross profit as offset by the reduction in SG&A expenses.

Interest expense increased $3.6 million or 9.7% for the nine month period ended December 31, 1996 as compared to the same period of the prior year.
As a percentage of net sales interest expense increased to 5.5% from 4.9%, respectively. The increase in dollars in interest expense was primarily due to increased average borrowing levels and to higher effective interest rates. The increase in percentage of net sales is due to the dollar increase as noted above and the decline in net sales.

As a result of the aforementioned factors, loss before income taxes for the nine month period ended December 31, 1996 amounted to $30.1 million or 4.1% of net sales as compared to losses of $23.2 million or 3.1% of net sales for the same period of the prior year.

Income tax benefit was $10.6 million or 1.5% of net sales for the nine month period ended December 31, 1996 as compared to $8.4 million or 1.1% of net sales for the same period of the prior year. The effective tax rate decreased to 35.2% from 36.0%.

Net loss before extraordinary items for the nine month period ended December 31, 1996 amounted to $19.5 million or 2.6% of net sales as compared to net loss of $14.9 million or 2.0% of net sales for the same period of the prior year.

Extraordinary losses net of tax benefit were $2.0 million or 0.3% of net sales for the period ended December 31, 1996. The extraordinary losses included the write- off of deferred financing fees relating to the previous credit agreement.

Net loss for the nine month period ended December 31, 1996 was $21.5 million or 2.9% of net sales as compared to net loss of $14.9 million or 2.0% of net sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Levitz's primary sources of liquidity are cash flows from operations (including the proceeds from the sale of customer credit obligations) and borrowings under the Senior Secured Facilities.

Net cash used in operating activities for the nine month period ended December 31, 1996 includes the add-back of depreciation and amortization expense of $20.4 million, plus other non-cash items of $6.5 million, extraordinary loss on the early redemption of debt of $3.1 million and a decrease in working capital of $1.2 million. The decrease in working capital excluding income taxes primarily includes an increase in inventory of $19.3 million and an increase in accrued expenses of $9.4 million. The increase in inventory is due to the decrease in net sales and the change in merchandise assortment. The increase in accrued expenses is due to increased promotional fees on zero percent financing offered to customers.

Capital expenditures of $7.6 million during the nine month period ended December 31, 1996 were for maintenance and alterations of existing stores. Management estimates that approximately $6.0 million to $10.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz does not expect to open any new stores in the current fiscal year.

The cash provided by investing activities for the nine month period ended December 31, 1995 was primarily due to the sale-leaseback of three warehouse-showrooms and one satellite store for approximately $22.2 million.

The net cash provided by financing activities for the period ended December 31, 1996 included increased borrowings under the Senior Secured Facilities of $22.2 million reduced by payment of financing fees of $10.9 million and principal payments under other long-term debt and capital leases of $7.0 million.

On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into senior secured credit facilities providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The proceeds of the Senior Secured Facilities were used to refinance indebtedness incurred under Levitz's previous bank credit agreement, to provide liquidity for working capital needs and for other general corporate purposes. The Senior Secured Facilities expire on July 1, 2001. Levitz paid financing fees of $10.9 million for the Senior Secured Facilities.

LFI issued to the original holders of the term notes warrants to purchase up to 5,000,000 shares of Common Stock of LFI at an initial exercise price of $4.125, subject to downward adjustments if certain targeted stock prices of LFI are not achieved in the future and other anti-dilution provisions.

In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $74.7 million of the borrowings under the revolving notes have been classified as a current liability. Under the terms of the Senior Secured Facilities, however, Levitz will not be required to repay this amount in the next year. Payment will only be required at their expiration on July 1, 2001 or if the Borrowing Base, as defined in the Senior Secured Facilities, is reduced below the amount outstanding. Based on anticipated Borrowing Base levels, Levitz believes the amount outstanding will be due and payable in July 2001. See Note 3 of the consolidated condensed financial statements.

Levitz and General Electric Capital Corporation (GECC) are parties to an Account Purchase Agreement (the Agreement), whereby GECC purchases Levitz's customer credit obligations without recourse. At December 31, 1996 GECC had $734.4 million of customer credit obligations outstanding. Pursuant to generally accepted accounting principles, Levitz's financial statements reflect the above transactions provided by the Agreement as a sale of the customer credit obligations. Under the terms of the Agreement, Levitz may pay GECC a fee or may receive income, based upon the relationship among the interest earned on the portfolio sold thereunder, the amount of the servicing fee, the prime rate and to a limited extent, credit losses. The Agreement expires October 31, 1998, with automatic five-year renewals, unless canceled by either party with twenty-six month's notice prior to scheduled termination. On August 21, 1996 Levitz gave GECC notice of Levitz's intent to renegotiate the Agreement and the parties are renegotiating the terms of the Agreement. If Levitz or GECC decide to terminate the Agreement, Levitz will be required to repurchase the outstanding credit obligations at the termination date, which would not be earlier than April 1999. If necessary, Levitz believes it could replace the Agreement with a similar agreement or pursue alternative methods of financing and servicing its customer credit obligations without materially affecting its results of operations. No assurances can be given, however, that Levitz will be able to enter into such arrangements on acceptable terms. Subject to the ultimate resolution of negotiations or the terms of a new agreement, generally accepted accounting principles could require Levitz to change the accounting for the transactions provided under the Agreement to reflect them as a financing of the underlying customer credit obligations.

Management has undertaken a number of steps to address the liquidity needs of LFI and Levitz as well as compliance with the Senior Secured Facilities. Except as set forth above, based upon anticipated cash flow from operations and existing borrowing capacity under the Senior Secured Facilities, Management believes LFI and Levitz will be able to meet the covenants contained in the Senior Secured Facilities during the foreseeable future and has sufficient cash flow to meet current cash needs. However, compliance with such covenants will be dependent on the successful accomplishment of management's strategies and Levitz achieving improved comparable store sales. Actual results could differ from the estimates used to set these covenants resulting in Levitz's failure to be in compliance with the Senior Secured Facilities. In December 1996, Amendment No. 1 to the Senior Secured Facilities changed the interest coverage ratio through September 30, 1997. As of December 31, 1996, Levitz had approximately $25.2 million of availability under the Senior Secured Facilities.

PART II OTHER INFORMATION:

Item 6.      Exhibits and Reports on Form 8-K

       (a) Exhibit 10: Amendment No. 2 dated as of December 16, 1996 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as Agent.

             Exhibit 27:  Financial Data Schedule

       (b) Report on Form 8-K: On December 6, 1996 the registrant filed a report on Form 8-K under Item 5. "Other Events" reporting the execution of Amendment No. 1 to the Credit Agreements as defined in item 6 (a) above, incorporated by reference to
             Exhibit 99 to the registrant's Report on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    LEVITZ FURNITURE CORPORATION
                                            (Registrant)




Date:  February 13, 1997             /s/  PATRICK J. NOLAN
                                          Patrick J. Nolan
                                       Senior Vice President/
                                       Chief Financial Officer

                                 EXHIBIT INDEX

                             Exhibits to Form 10-Q


     Number
  Exhibit Table                   Exhibit

       10 Amendment No. 2 dated as of December 16, 1996 among Levitz Furniture Corporation, et al.
                     and BT Commercial Corporation, as agent.

       27            Financial Data Schedule.