Form 10-K
period 1997-03-31
LEVITZ FURNITURE CORP /FL/
filed 1997-07-14
CIK 58997

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                          COMMISSION FILE NUMBER 1-5787

                          LEVITZ FURNITURE CORPORATION
             (Exact name of registrant as specified in its charter)

          FLORIDA                                              23-1657490
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

6111 BROKEN SOUND PARKWAY, N.W. BOCA RATON, FL                      33487-2799
(Address of Principal Executive Offices)                            (Zip Code)

                                 (561) 994-6006
              (Registrant's telephone number, including area code)

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(D) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___

On June 30, 1997, there were 1,000 shares of the registrant's Common Stock outstanding, with no shares held by the registrant in its treasury. As of that date all shares of such Common Stock were owned by the registrant's parent, Levitz Furniture Incorporated, a Delaware Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz"), was organized in 1965 as a Florida corporation, is the successor to a business originally commenced in 1910 and was acquired by Levitz Furniture Incorporated ("LFI") in 1985. Levitz is one of the largest specialty retailers of furniture in the United States with, as of May 31, 1997, a chain of 68 warehouse-showrooms and 61 satellite stores located in major metropolitan areas in 26 states. Levitz pioneered the warehouse-showroom concept by opening the first warehouse-showroom in 1963 in Allentown, Pennsylvania. Today, Levitz stores serve customers in 22 of the largest 25 metropolitan statistical areas and, in the year ended March 31, 1997 ("Fiscal 1997"), generated revenues of $966.9 million. Management believes the Levitz name to be one of the most recognized in furniture retailing.

LFI was incorporated in Delaware in 1984 under the name LFC Holding Corporation for the purpose of acquiring Levitz. LFI changed its name to Levitz Furniture Incorporated in April 1993. LFI's only material asset is the common stock of Levitz and it conducts no business other than holding the common stock of Levitz. The principal executive offices of Levitz are located at 6111 Broken Sound Parkway, N.W., Boca Raton, Florida 33487-2799, and its telephone number is
(561) 994-6006.

In 1994 Levitz acquired the John M. Smyth Company, an Illinois corporation ("JMS"). JMS operates a chain of three warehouse-showrooms and three satellite stores in the Chicago, Illinois market under the trade name, John M. Smyth Homemakers. JMS' facilities contain a total of approximately 980,000 square feet, including approximately 388,000 square feet of selling space. These stores are substantially similar to Levitz stores with the exception that the JMS stores carry a broader selection of higher priced merchandise. Accordingly, references to Levitz in this report will include the JMS stores unless stated to the contrary.

Levitz stores offer a wide selection primarily of brand-name furniture and accessories including living room, bedroom, dining room, kitchen and occasional furniture and bedding. Some of the well known, nationally advertised brands offered by Levitz stores include Ashley, Bassett, Benchcraft, Berkline, Broyhill, Douglas, Flexsteel, Lane, Lea Industries, Rowe, Serta, Simmons, Stanley, Stratford, Thomasville and Universal. Levitz does not manufacture any of the merchandise sold in its stores but instead devotes all of its resources to the retail sale of furniture.

Levitz has experienced declining sales, profitability and cash flows over the past several fiscal years. Reference is made to Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and
Note 1 to Notes to Consolidated Financial Statements, which address these issues.

THE WAREHOUSE-SHOWROOM/SATELLITE CONCEPT

The warehouse-showroom/satellite furniture retailing concept targets value-conscious consumers by offering:

                  - dominant selections of furniture and accessories;
                  - nationally advertised brands;
                  - competitive prices; and
                  - immediate availability of merchandise.

This blend enables Levitz to offer America's largest selection of quality brand name furniture at guaranteed low prices. Levitz's large showrooms facilitate display of a broad selection of furniture and accessories. In each of its warehouse-showroom facilities, Levitz can maintain substantial inventory, carrying in-stock the depth of merchandise necessary for customers to carry away purchases immediately. Levitz's satellite stores utilize the warehouse and delivery functions of nearby warehouse-showrooms enabling Levitz to more cost-effectively penetrate existing markets. The sales volumes inherent in the warehouse-showroom/satellite concept make Levitz a key channel of distribution for its principal vendors. Management has developed strong partnerships with these principal vendors from whom it purchases large quantities of quality merchandise, often at substantial savings. This buying power enables Levitz to price its merchandise very competitively.

WAREHOUSE-SHOWROOMS

Each of Levitz's 68 warehouse-showrooms incorporate a warehouse and a showroom within a single building. High-bay warehouse racks, filled floor-to-ceiling with ready-to-deliver furniture, emphasize Levitz's dominant selection and in-stock position on thousands of furniture items and accessories. The warehouse is designed to allow maximum use of available space through the use of modern materials handling systems.

The warehouse-showrooms range from 62,000 square feet to 250,000 square feet, featuring selling space of 30,000 to 110,000 square feet. Merchandise is typically displayed in model room settings of which approximately 260 are located in each facility containing 50,000 or more square feet of selling space. Smaller facilities feature approximately 175 model room settings. Levitz's customers typically have the option to receive their merchandise at the warehouse-showroom immediately upon purchase or to have their merchandise delivered to their homes for a modest delivery charge. Levitz's warehouse-showrooms are typically located within easy access of expressway interchanges or major highways and have adjacent parking facilities. See "Properties" for information regarding the locations of Levitz's warehouse-showrooms.

SATELLITE STORES

Levitz's 61 satellite stores are free-standing showrooms utilizing the warehouse and delivery functions of nearby warehouse-showrooms. As a result, satellite stores require a smaller capital investment than a full warehouse-showroom and leverage the relatively fixed operating costs of the larger facilities including warehouse and delivery, management and advertising. Satellite stores enable Levitz to more cost-effectively penetrate existing markets. While the average warehouse-showroom is approximately two to three times the size of an average satellite store, selling space is approximately equal. Satellite stores range from 25,000 to 60,000 square feet, although one satellite store has approximately 100,000 square feet of space. See "Properties" for information regarding the locations of Levitz's satellite stores.

Levitz's retail facilities are generally open Monday through Saturday from 10:00 a.m. to 9:00 p.m., and on Sundays from 12:00 noon to 6:00 p.m.

MERCHANDISING

Levitz's merchandising strategy is generally to display more merchandise in a larger selling space than its competition, with 175 to 260 settings typically displayed on its showroom floors. The merchandise sales mix among product line groupings for Fiscal 1997 was upholstery/seating 41.9%, bedroom 21.1%, occasional 12.6%, dining room 7.0%, bedding 9.8%, and other 7.6%. Percentage breakdowns have been relatively consistent for the past several years.

Levitz's stores feature moderately priced merchandise targeting value-conscious consumers. Management believes its customer base includes "the middle 80%" of consumers who buy furniture. A typical purchaser is a married female homeowner under 45 years of age with family income of up to $75,000 per year.

Based on statistical information, management believes the 18 to 44 age bracket of consumers is expected to remain relatively constant for the next decade, while the 45 to 64 age bracket is expected to expand due to the aging of the population. Targeting the older and more affluent upper end of this spectrum, the majority of Levitz's showrooms feature a "Classic House" collection. Each collection features Flexsteel and Rowe upholstered furniture with four hundred fabric choices. Levitz directs a portion of its advertising and promotion programs at these consumers primarily in national magazines.

To attract consumers who prefer more customized merchandise and are less concerned with immediate delivery, Levitz has a "Choices" program. The "Choices" program enables the customer to select from hundreds more of pre-selected fabrics than are typically available in stock. Due to the strength of its vendor relationships, Levitz is able to promise delivery of these custom order furniture items generally within four weeks of purchase. During Fiscal 1997, the "Choices" program represented approximately 10.0% of upholstery sales. In Fiscal 1997 wicker and rattan furniture assortments were added in 14 stores. It is expected that similar assortments will be added to approximately 15 stores in the fiscal year ending March 31, 1998 ("Fiscal 1998").

ADVERTISING AND PROMOTION

Levitz retains independent national advertising firms for creative and production services in connection with its print, radio and television advertisements. For Fiscal 1997, Levitz's advertising expenditures amounted to $102.1 million or 10.6% of net sales, as compared to $100.5 million or 10.2% of net sales, for Fiscal 1996.

CUSTOMER SERVICE

Levitz is committed to providing high-quality customer service in all phases of its business, including immediate merchandise availability, instant store credit and prompt delivery. Through its warehouse-showrooms, Levitz provides immediate availability on a substantial majority of its items. If delivery is desired, Levitz will generally deliver the item within seven days of the purchase for a modest delivery charge. Levitz provides its customers with instant credit at the time of purchase utilizing point-of-sale terminals on the showroom floors. In the case of any damaged or defective merchandise Levitz will repair or replace the item or, if impracticable to repair or replace, will offer a refund to the customer. Management believes its commitment to customer service has contributed to the substantial percentage of repeat purchases by Levitz's customers.

VENDOR PARTNERSHIPS/INVENTORY

The success of the warehouse-showroom/satellite concept with consumers has made Levitz a key channel of distribution for its principal vendors. Levitz purchases substantial inventories as a result of its significant sales volume and strategy of immediate merchandise availability. As a result, Levitz can purchase merchandise more competitively in truckload lots because manufacturers can plan longer production runs and produce goods more efficiently.

Levitz's volume purchasing also results in faster receipt of furniture orders from manufacturers. Smaller retailers are typically unable to order a full production run, and as a result, do not receive orders until full run quotas are satisfied by additional orders. While some other retailers maintain large inventories, Levitz's warehouse-showroom/satellite strategy contrasts with prevalent industry practice whereby retailers carry minimal inventory for immediate availability, and instead purchase merchandise upon receipt of specific orders. The efficiency of this strategy from the standpoint of selection, availability and price creates exceptional value for the customer.

Management has established strong partnerships with its principal vendors to review new merchandise and plan promotions and marketing strategies, as well as manage inventory levels. Substantially all manufacturers have cooperative advertising budgets with Levitz. One hundred ten manufacturers currently participate in Levitz's electronic data interchange ("EDI") system which enables manufacturers to plan and produce goods more efficiently while making it possible for Levitz to maintain an in-stock position with less inventory. During May 1997, 97.6% of all purchases were made through the EDI system.

To further develop its relationship with its partner vendors, Management has strengthened its relationship with selected vendors. For Fiscal 1997, Levitz's top 10 vendors accounted for 50.7% of purchases. Management believes the strength of its vendor partnerships will enable Levitz in the future to maintain acceptable inventory turns. EDI is an important aspect of this strategy.

Levitz currently purchases merchandise from over 330 independent manufacturers. Levitz has no long-term contractual commitments with any of its manufacturers and has had no difficulty in the past in obtaining merchandise for sale.

MANAGEMENT INFORMATION SYSTEMS

Management believes Levitz employs one of the most sophisticated management information systems in furniture retailing. An IBM AS/400 computer is located in each warehouse-showroom to track inventory which enables more efficient sales management.

When merchandise arrives at the warehouse, it has been or is immediately bar coded, enabling scanning by hand-held readers. This information is directly loaded into the AS/400 thereby eliminating clerical errors, increasing available inventory for sale and minimizing inventory shrinkage. Shrinkage has been minimal in recent years. The sales floors in all stores are equipped with on-line point-of-sale terminals enabling sales persons to access inventory status, reserve inventory, schedule delivery and begin the credit approval process for customers. All data is transmitted to corporate headquarters each night. Management at corporate headquarters and at the store level monitor inventory composition, age and condition. Sales and promotion activities feature Levitz's aggressive product prices and are targeted regionally and locally to inventories on hand. Aged merchandise is promptly marked down for rapid sale.

CUSTOMER CREDIT POLICIES

Levitz sells its merchandise either for cash or under customer installment purchase or revolving charge plans. Currently, Levitz accepts bank credit cards in 29% of its stores. During Fiscal 1997 and 1996, approximately 36.1% and 33.4%, respectively, of sales at Levitz's facilities were for cash, and approximately 63.9% and 66.6%, respectively, of sales were under customer credit plans.

Levitz's customer credit obligations are transferred to General Electric Capital Corporation ("GECC") on a nonrecourse basis, except for insignificant amounts. Under the terms of Levitz's agreement with GECC ("the GECC Agreement"), Levitz may pay GECC a fee or may receive income, based upon the relationship among the interest earned on the portfolio transferred thereunder, the amount of the servicing fee, the prime rate, promotional discount fees and to a limited extent, credit losses. During Fiscal 1997, 1996 and 1995, income from the GECC Agreement was $12.8 million, $12.6 million and $7.4 million, respectively. The GECC Agreement provides for the purchase of customer credit obligations by GECC where the then aggregate amount of indebtedness represented by such credit obligations does not exceed $900.0 million. On March 31, 1997, GECC had purchased approximately $758.5 million under the GECC Agreement.

Levitz has had arrangements with GECC with respect to customer credit obligations since 1968 and believes that GECC will continue to purchase its customer credit obligations in the future. Under the terms of the GECC Agreement, on August 21, 1996 Levitz gave GECC notice of Levitz's intent to renegotiate the GECC Agreement. On July 8, 1997 Levitz and GECC amended the current GECC Agreement while pursuing the negotiations on a new agreement. The amendment extended the negotiation period through August 16, 1997, extended the GECC Agreement until October 1999, removed Levitz's obligation to repurchase at GECC's direction those receivables transferred prior to January 1, 1997 and extended until October 1999 GECC's ability to direct Levitz to repurchase those receivables transferred subsequent to December 31, 1996 at a price equal to their outstanding balance less a loss reserve. Except under certain limited circumstances, Levitz must pay a fee of $3.5 million to GECC upon termination of the GECC Agreement.

Levitz believes that sufficient capacity is or will be available under the GECC Agreement to enable it to transfer receivables in the ordinary course of its business. However, if necessary, Levitz believes that it could replace the GECC Agreement with a similar agreement or pursue alternative methods of financing and servicing its customer credit obligations without materially affecting its results of operations.

COMPETITION

The home furnishings industry is a highly competitive and fragmented market with sales for furniture, bedding and decorative accessories by furniture stores in the United States estimated at $32.2 billion in 1996. According to a leading industry publication, the nation's 100 largest furniture retailers accounted for approximately 41.3% of all furniture sales by furniture stores in the United States in 1996. According to the same publication, in 1996 Levitz represented 3.0% of total domestic furniture sales, and was the second largest specialty retailer of furniture in the United States.

Levitz's competition varies significantly according to geographic areas. Levitz's principal competitors consist of local independent specialty furniture retailers. Levitz also competes with national and regional specialty furniture retailers, general merchandisers and, in certain limited categories, wholesale clubs. Levitz believes that its regional diversification gives it a significant advantage over other competitors. Levitz's name is widely recognized by furniture consumers. In the future Levitz may have increasing competition from other major retail operations, some of which may have greater financial and other resources than Levitz and may derive revenues from sales of products other than household furnishings.

EMPLOYEES

As of March 31, 1997, Levitz had 5,018 employees, of whom 1,618 were engaged in sales, 8 in advertising, 511 in merchandising and display, 1,394 in warehouse and maintenance functions and 1,487 in office and administrative work. As of March 31, 1997, 3,757 of Levitz's employees were full-time and 1,261 were part-time. Sales personnel are paid primarily on a commission basis. Levitz's store managers and key marketing, distribution and operations personnel may receive, in addition to their base salaries, bonus compensation based upon achieving planned sales and operating performance for the location or locations for which the employee has responsibility. Certain of Levitz's national staff personnel, including officers, may receive bonuses based upon favorable operating results during the fiscal year.

Levitz maintains one facility in which its sales employees are covered by a collective bargaining agreement with a local of the United Food and Commercial Workers Union ("UFCW"). This collective bargaining agreement has a three-year term, expiring in December 1997. JMS has three union contracts covering all of its warehouse and shop employees and some of its front-office employees. Most of such employees are covered by a contract that expires in September 1999. The remaining employees are covered by a contract that expires in October 2000. The total number of Levitz's and JMS's employees covered by such agreements is 119.

In June 1997, an election was held to determine whether a Teamsters Union local would represent all the Levitz associates at the Paramus, Woodbridge and Willowbrook, New Jersey locations. The union received a majority of votes for representation, subject to a number of challenged votes. The National Labor Relations Board has not yet certified the results of that election.

In the past, a number of petitions were received from various unions, including affiliates of the UFCW and the Teamsters Union, for organization of some or all of the employees in certain other of Levitz's facilities. Except as noted above, none of these petitions or other union activities has resulted in a current collective bargaining agreement. Levitz has not experienced a material work stoppage due to union activity in the past 10 years.

Levitz expects that union efforts to organize the employees at its facilities will continue, but cannot predict what effect these activities may have on Levitz's business operations, employee relations or income from operations. Although nationwide organizational campaigns may be instituted by one or more unions, all union activities to date have been confined to the local or regional level.

ITEM 2.  PROPERTIES

On June 30, 1997, Levitz operated 129 retail facilities, including 68 warehouse-showrooms and 61 satellite stores located in major metropolitan areas in 26 states, with concentrations in California, Texas and Florida. The following table sets forth the number of retail facilities owned or leased by Levitz on June 30, 1997:

                                              OWNED(a)        LEASED(b)
                                              --------        ---------
Warehouse-showrooms..........................    21              47
Satellite stores.............................    10              51

----------
(a) Two warehouse-showrooms and two satellite stores are located on land occupied by Levitz under long-term ground leases. Each of the owned properties is encumbered by either a first or second mortgage, most of which mortgages secure borrowings by Levitz under its Senior Secured Facilities.

(b) The terms of the leases range from 6 months to 57 years, including renewal options. Rentals are either fixed or fixed minimums coupled with contingent rentals based on the Consumer Price Index or a percentage of net sales.

On June 30, 1997, these facilities contained a total of approximately 14,000,000 square feet, including approximately 6,100,000 square feet of selling space. Levitz also owns a 35,000 square foot facility in Pottstown, Pennsylvania which is used for accounting offices as well as a 94,000 square foot corporate headquarters building in Boca Raton, Florida.

The following sets forth, as of June 30, 1997, the retail premises owned and leased by Levitz:

                    OWNED PREMISES                                                LEASED PREMISES
------------------------------------------------------         ------------------------------------------------------
                                  MONTH AND     STORE                                            MONTH AND     STORE
     LOCATION                     YEAR OPENED  TYPE(1)              LOCATION                     YEAR OPENED  TYPE(1)
------------------------------------------------------         ------------------------------------------------------
Atlanta, GA....................    Mar. 1969     WS            Allentown, PA...................  Sept. 1963     WS
Tampa, FL......................    Oct. 1969     WS            Phoenix, AZ.....................   Nov. 1963     ST
Los Angeles, CA................    Dec. 1970     WS            Dallas, TX......................    May 1967     ST
Denver, CO.....................    Jan. 1971     WS            Santa Clara, CA.................  Sept. 1968     WS
Oxnard, CA.....................    Jan. 1971     WS            Wilmington, DE..................   June 1969     WS
Houston, TX....................     May 1971     ST            San Bernardino, CA..............   Aug. 1969     WS
St. Louis, MO..................   Sept. 1971     WS            Huntington Beach, CA............   Nov. 1969     WS
Portland, OR...................    Nov. 1971     WS            San Diego, CA...................    May 1970     WS
St. Paul, MN...................    Dec. 1971     WS            Sacramento, CA..................  Sept. 1970     WS
Southington, CT................    Aug. 1975     WS            Ft. Lauderdale, FL..............   Oct. 1970     WS
Independence, MO...............    Feb. 1976     ST            Seattle, WA.....................   Nov. 1970     WS
Paramus, NJ....................    Aug. 1977     WS            Cincinnati, OH..................   Aug. 1971     WS
Garden City, NY(2).............    Aug. 1977     WS            San Leandro, CA.................   Aug. 1971     WS
S. Miami, FL...................    Dec. 1977     ST            So. San Francisco, CA...........   Aug. 1971     WS
W. Palm Beach, FL..............    Nov. 1979     ST            Cherry Hill, NJ.................  Sept. 1971     WS
Lynnwood, WA...................    June 1980     WS            Willowbrook, NJ.................   Dec. 1971     WS
La Puente, CA(2)...............    Jan. 1981     ST            Minneapolis, MN.................   Dec. 1971     WS
Woodbridge, NJ(2)..............    Jan. 1981     WS            San Antonio, TX.................   Jan. 1972     WS
Ft. Myers, FL..................    Oct. 1981     WS            Suitland, MD....................   Jan. 1972     WS
Modesto, CA....................    Nov. 1981     WS            Rockville, MD...................   Jan. 1972     WS
Mesquite, TX...................    Dec. 1982     WS            Miami, FL.......................  April 1972     WS
Plantation, FL.................    Aug. 1983     WS            Fairfax, VA.....................    May 1972     WS
Colo. Springs, CO..............    Nov. 1983     ST            San Dimas, CA...................    May 1972     WS
Arlington, TX..................    Jan. 1984     WS            Salt Lake City, UT..............   June 1972     WS
San Marcos, CA.................    Feb. 1984     ST            Northridge, CA..................   June 1972     WS
Ft. Lauderdale, FL(2)..........    Oct. 1984     ST            Indianapolis, IN................   Aug. 1972     WS
Portland, OR...................    July 1986     ST            Fresno, CA......................   Aug. 1972     WS
Schaumburg, IL.................    June 1994     WS            Redondo Beach, CA...............   Aug. 1972     WS
Downers Grove, IL..............    June 1994     WS            Atlanta, GA.....................   Aug. 1972     WS
North Avenue, IL(3)............    June 1994     ST            King of Prussia, PA.............   Aug. 1972     ST
Orland Park, IL ...............    June 1994     WS            Fort Worth, TX..................   Oct. 1972     WS
                                                               Kansas City, KS.................   Nov. 1972     WS
                                                               El Paso, TX.....................   Feb. 1973     WS

----------
(1)      The column refers to warehouse-showrooms ("WS") or satellite stores ("ST").
(2)      Stores located on land occupied by Levitz pursuant to long-term ground leases.
(3)      Under agreement of sale.

                   LEASED PREMISES                                                LEASED PREMISES
------------------------------------------------------         ------------------------------------------------------
                                  MONTH AND     STORE                                            MONTH AND     STORE
     LOCATION                     YEAR OPENED  TYPE(1)              LOCATION                     YEAR OPENED  TYPE(1)
------------------------------------------------------         ------------------------------------------------------
Houston, TX....................    Feb. 1973     WS            Pinole, CA......................   Dec. 1987     ST
Mesa, AZ.......................    Mar. 1973     WS            Tacoma, WA......................   Jan. 1988     ST
Farmingdale, NY................   April 1973     WS            Alhambra, CA....................   Aug. 1988     ST
Langhorne, PA..................     May 1973     WS            Reno, NV........................   Oct. 1988     ST
New Orleans, LA................   Sept. 1973     WS            Potomac, VA.....................   July 1989     ST
Baltimore (Glen Burnie), MD....    July 1974     WS            Smithtown, NY...................   Aug. 1989     ST
Winter Park, FL................    June 1977     WS            Mall Corners, GA................  Sept. 1989     ST
Dedham, MA.....................    Aug. 1977     WS            Morrow, GA......................  Sept. 1989     ST
Danvers, MA....................    Aug. 1977     WS            Akers Mill, GA..................  Sept. 1989     ST
Westboro, MA...................    Aug. 1977     WS            Brooklyn Park, MN...............   Nov. 1989     ST
Enfield, CT....................    Aug. 1977     WS            Corona, CA......................   Nov. 1989     ST
Clearwater, FL.................   Sept. 1977     ST            Nashua, NH......................   Nov. 1990     ST
Concord, CA....................    Dec. 1978     WS            Fullerton, MD (2)...............   Jan. 1991     ST
Jacksonville, FL...............    June 1979     WS            Marietta, GA....................   Feb. 1991     ST
Austin, TX.....................    Oct. 1979     WS            Las Vegas, NV...................   Aug. 1991     WS
Denver, CO.....................    Oct. 1979     ST            New Port Richey, FL.............   Oct. 1992     ST
Anaheim, CA....................    Nov. 1981     ST            Glendale, AZ....................   Nov. 1992     ST
Laguna Hills, CA...............   April 1983     ST            Victorville, CA.................   Dec. 1992     ST
Baltimore, MD..................    Nov. 1983     ST            Cincinnati, OH..................   Nov. 1993     ST
Pleasanton, CA.................    Jan. 1984     ST            North Houston, TX...............   Nov. 1993     ST
San Carlos, CA.................   April 1984     ST            Rohnert Park, CA................   Mar. 1994     ST
San Antonio, TX................    Nov. 1984     ST            N. Richland Hills, TX...........  April 1994     ST
Stockton, CA...................    June 1985     ST            Arroyo Grande, CA...............  April 1994     ST
Cerritos, CA...................    June 1985     ST            Cathedral City, CA..............  April 1994     ST
Boca Raton, FL.................    Nov. 1985     ST            Tempe, AZ.......................   June 1994     ST
Phoenix, AZ....................    Nov. 1985     ST            Ford City, IL...................   June 1994     ST
Milford, CT....................   April 1986     ST            Indianapolis, IN................   Aug. 1994     ST
Orlando, FL....................     May 1986     ST            Fremont, CA.....................   Aug. 1994     ST
Kansas City, MO................    Oct. 1986     ST            Middle Village, NY..............   Oct. 1994     WS
Reading, PA ...................    Jan. 1987     ST            Plano, TX.......................   Oct. 1994     WS
Bakersfield, CA ...............    Mar. 1987     ST            Morton Grove, IL................   Mar. 1995     ST
Chula Vista, CA ...............    Mar. 1987     ST            Manchester, MO..................   Oct. 1995     ST
Jacksonville, FL...............     May 1987     ST

----------
(1)      The column refers to warehouse-showrooms ("WS") or satellite stores ("ST").
(2)      Stores located on land occupied by Levitz pursuant to long-term ground lease.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, Levitz is party to various legal actions which it believes are routine in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which Levitz is currently party will not have a material adverse effect upon its operations or financial condition.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of Levitz's Common Stock is owned by LFI. LFI's Common Stock is traded on the New York Stock Exchange. As of June 13, 1997, there were 648 holders of record of Voting Common Stock and 7 holders of record of Non-Voting Common Stock. During Fiscal 1997 and 1996, LFI did not declare any cash dividends on any class of its Common Stock. LFI's ability to make cash dividends is restricted by the terms of Levitz's financing agreements. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" and Note 5 to the Notes to Consolidated Financial Statements.

LFI has not paid dividends on any class of its Common Stock since 1987 and does not intend to pay dividends in the foreseeable future. As a holding company, LFI's ability to pay dividends is dependent on the receipt of dividends or other payments from Levitz. The payment of dividends by Levitz to LFI is subject to certain restrictions under the Senior Secured Facilities, the indentures relating to debt securities issued by LFI and Levitz and Florida law. Florida law generally requires that, after giving effect to a dividend, Levitz must be able to pay its debts as they become due in the usual course of business and the fair value of Levitz's total assets must be greater than the sum of its total liabilities plus certain preferential rights. Any determination to pay cash dividends in the future will be at the discretion of the LFI's Board of Directors and will be dependent upon LFI's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Board of Directors.

The range of high and low sales prices for LFI's Common Stock as reported in the New York Stock Exchange Composite Index for each quarterly period within the two most recent fiscal years is as follows:

                  QUARTER ENDED                        HIGH           LOW
                  -------------                        ----           ---
                  June 30, 1995.................       9-1/4         5-3/4

                  September 30, 1995............         8           5-5/8

                  December 31, 1995.............       6-3/8         2-1/2

                  March 31, 1996................         5           3-1/4

                  June 30, 1996.................       5-1/8         3-3/4

                  September 30, 1996............       5-1/8         3-3/4

                  December 31, 1996.............       4-1/8         2-1/4

                  March 31, 1997................       3-1/2         2-5/8

         On June 30, 1997, LFI's Common Stock closed at $1.50 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

GENERAL

Decreased comparable store sales and significant losses in the past two fiscal years have reduced operating income and related cash flow resulting in debt compliance and liquidity concerns.

Although comparable store sales for the second two quarters of Fiscal 1997 increased 3.0% from the comparable period in Fiscal 1996, comparable store sales for the entire Fiscal 1997 declined 1.3% from Fiscal 1996. During the quarter ended June 30, 1997 comparable store sales declined 6.4% from the comparable period in Fiscal 1997.

Operating income has decreased from $54.3 million in Fiscal 1995 to $17.2 million in Fiscal 1996 and $16.1 million in Fiscal 1997. Net cash provided by operating activities has decreased from $34.0 million in Fiscal 1995 to $15.5 million in Fiscal 1996 and $1.2 million in Fiscal 1997.

Levitz's ability to continue as a going concern is dependent upon its ability to attain satisfactory levels of future operating income and cash flows and to remain in compliance with the covenant requirements of the Senior Secured Facilities. See "Liquidity and Capital Resources" and Note 1 to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                                    PERCENT OF NET SALES
                                                    ---------------------
                                                    YEARS ENDED MARCH 31,
                                                    ---------------------
                                                    1997    1996    1995
                                                    -----   -----   -----
Net sales                                           100.0 % 100.0 % 100.0 %
Cost of sales                                        55.2    54.2    53.1
                                                    -----   -----   -----
Gross profit                                         44.8    45.8    46.9
Selling, general and administrative expenses         39.5    40.2    39.0
Charge for store closings                             0.8     -       -
Restructuring expense                                 -       0.9     -
Depreciation and amortization                         2.8     3.0     2.7
                                                    -----   -----   -----
Operating income                                      1.7     1.7     5.2
Interest expense, net                                 5.6     5.2     4.5
                                                    -----   -----   -----
Income (loss) before income taxes                    (3.9)   (3.5)    0.7
Income tax provision (benefit)                       (1.4)   (1.3)    0.2
                                                    -----   -----   -----
Income (loss) before extraordinary items             (2.5)   (2.2)    0.5
Extraordinary items                                  (0.2)    -      (0.2)
                                                    -----   -----   -----
Net income (loss)                                    (2.7)   (2.2)    0.3
                                                    =====   =====   =====
Comparable store sales decrease (1)                  (1.3)%  (9.6)%  (2.3)%
                                                    =====   =====   =====

-------------
 (1) Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not open during the same month of the prior period. A store opened at any time during a month is deemed to have been opened on the first day of that month.

COMPARISON OF OPERATIONS FOR FISCAL 1997 TO FISCAL 1996

Net sales for Fiscal 1997 decreased to $966.9 million or 2.0% from $986.6 million for Fiscal 1996. Although comparable store sales for the last two quarters of Fiscal 1997 increased 3.0% from the comparable period in Fiscal 1996, comparable store sales for the entire Fiscal 1997 declined 1.3% from Fiscal 1996. Levitz has attempted to address the decrease in comparable store sales declines by among other things: (i) hiring a new President-Store Operations; (ii) renovating 19 showrooms in Fiscal 1997 with plans to renovate approximately 6 showrooms in Fiscal 1998; (iii) hiring a new advertising agency for electronic media; and (iv) hiring a new President-Merchandising/Marketing in July 1997.

Gross profit for Fiscal 1997 was $433.3 million, or 44.8% of net sales, as compared to $451.7 million, or 45.8% of net sales, for Fiscal 1996. The decrease in gross profit as a percentage of net sales is attributable to a change in merchandise pricing policy to coincide with the advertising program. During the fourth quarter of Fiscal 1997 gross profit as a percentage of net sales increased to 45.3%. Management believes that the gross profit performance in the fourth quarter of Fiscal 1997 can be achieved in future periods.

Selling, general and administrative (SG&A) expenses decreased by $14.3 million or 3.6% to $381.9 million in Fiscal 1997 from $396.2 million in Fiscal 1996. The dollar decrease in SG&A expenses is attributable to the reduction in compensation expense and related payroll taxes and employee benefits of $21.3 million in Fiscal 1997 as compared to Fiscal 1996 which included a curtailment gain of $8.3 million when Levitz amended its defined benefit pension plan which curtailed future benefit accruals.

Depreciation and amortization expenses decreased to $27.0 million in Fiscal 1997 from $29.3 million in Fiscal 1996. The decrease is primarily attributable to the expiration of capital leases on equipment which reduced amortization expense by $1.0 million and reduced depreciation expense by $1.3 million.

In Fiscal 1997, Levitz closed five satellite stores which resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge for one of the closed stores is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996.

In Fiscal 1996, Management implemented two restructuring plans to consolidate regional offices and to eliminate certain support positions. The plans resulted in a restructuring charge of $9.0 million. The charges include $7.8 million of severance pay and related employee benefits and $1.2 million of lease commitments on closed regional office facilities.

Operating income for Fiscal 1997 was $16.1 million, or 1.7% of net sales, as compared to operating income of $17.2 million, or 1.7% of net sales, for Fiscal 1996.

Interest expense for Fiscal 1997 increased to $54.1 million or 5.6% of net sales from $51.8 million or 5.2% of net sales for Fiscal 1996. Interest expense increased due to the Exchange Offer, and to increased borrowings under the Senior Secured Facilities as compared to the previous Credit Agreement.

Loss before income taxes for Fiscal 1997 amounted to $37.9 million, or 3.9% of net sales, as compared to a loss of $34.7 million, or 3.5% of net sales, for Fiscal 1996.

Income tax benefit was $13.5 million or 1.4% of net sales for Fiscal 1997 as compared to income tax benefit of $12.4 million or 1.3% of net sales for Fiscal 1996.

Loss before extraordinary items for Fiscal 1997 amounted to $24.5 million or 2.5% of net sales as compared to a loss of $22.3 million or 2.2% of net sales for Fiscal 1996.

During Fiscal 1997, Levitz incurred an after-tax extraordinary loss of $2.0 million due to the write-off of deferred financing fees related to the previous bank credit agreement.

As a result of the aforementioned factors, net loss was $26.5 million or 2.7% of net sales for Fiscal 1997 as compared to $22.3 million or 2.2% of net sales for Fiscal 1996.

COMPARISON OF OPERATIONS FOR FISCAL 1996 TO FISCAL 1995

Net sales for Fiscal 1996 decreased to $986.6 million or 5.8% from $1,047.2 million for Fiscal 1995. Comparable store sales decreased 9.6%. Decreased net sales and comparable store sales have reduced operating performance significantly during Fiscal 1996. LFI has attempted to address this decrease in net sales by, among other things: (i) hiring a new Chief Executive Officer, President-Merchandise/Marketing and appointing a new President and Chief Operating Officer; (ii) changing and outsourcing advertising to create a new image; (iii) creating a new pricing policy to promote the best value for customers and (iv) adding new merchandise to the assortment to broaden the customer base.

Gross profit for Fiscal 1996 was $451.7 million, or 45.8% of net sales, as compared to $491.4 million, or 46.9% of net sales, for Fiscal 1995. The decrease in gross profit as a percentage of net sales is attributable to a change in merchandise pricing policy. In September 1995, Management changed to "a value pricing system" to coincide with a new advertising program. In January 1996, Management again changed the pricing policy which is expected to increase margins in the near future. However, future increases are not expected to reach the margin levels of prior periods.

Selling, general and administrative (SG&A) expenses decreased by $12.4 million or 3.0% from $408.6 million in Fiscal 1995 to $396.2 million in Fiscal 1996. The dollar decrease in SG&A expenses is attributable to the reduction in number of employees of 1,743 or 25.8% to 5,014 as of March 31, 1996 from 6,757 as of March 31, 1995. Also, effective March 31, 1996, Levitz amended its defined benefit pension plan which curtailed future benefit accruals. The amendment resulted in a curtailment gain of $8.3 million net of the affect on the Supplemental Executive Retirement Plan (SERP). The gain is recorded as a reduction of SG&A expenses. The percentage increase in SG&A expenses to 40.2% of net sales from 39.0% of net sales is due to the decline in net sales.

Depreciation and amortization expenses increased to $29.3 million in Fiscal 1996 from $28.5 million in Fiscal 1995.

In July and November 1995, Management implemented two restructuring plans to consolidate regional offices and to eliminate certain support positions. The plans resulted in a restructuring charge of $9.0 million. The charges include $7.8 million of severance pay and related employee benefits and $1.2 million of lease commitments on closed regional office facilities.

Operating income for Fiscal 1996 was $17.2 million, or 1.7% of net sales, as compared to operating income of $54.3 million, or 5.2% of net sales, for Fiscal 1995.

Interest expense for Fiscal 1996 increased to $51.8 million or 5.2% of net sales from $46.8 million or 4.5% of net sales for Fiscal 1995. Interest expense for Fiscal 1996 includes $1.3 million of issuance costs as a result of the Exchange Offer and increased interest rates under the bank credit agreement.

Income (loss) before income taxes for Fiscal 1996 amounted to a loss of $34.7 million, or 3.5% of net sales, as compared to income of $7.5 million, or 0.7% of net sales, for Fiscal 1995.

Income tax benefit was $12.4 million or 1.3% of net sales for Fiscal 1996 as compared to income tax expense of $2.7 million or 0.2% of net sales for Fiscal 1995.

Loss before extraordinary items for Fiscal 1996 amounted to $22.3 million or 2.2% of net sales as compared to income of $4.7 million or 0.5% of net sales for Fiscal 1995.

During Fiscal 1995, Levitz incurred an extraordinary loss after-tax of $1.6 million due to the write-off of deferred financing fees related to the previous bank credit agreement.

As a result of the aforementioned factors, net loss was $22.3 million or 2.2% of net sales for Fiscal 1996 as compared to income of $3.2 million or 0.3% of net sales for Fiscal 1995.

SEASONALITY AND INFLATION

Management does not believe that seasonal variation has a significant impact on its business. Levitz has generally been able to pass along any price increases relating to inflation. Accordingly, the effect of inflation, if any, on Levitz's results of operations has been minor.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from the transfer of customer credit obligations to GECC) and borrowings under the Senior Secured Facilities. During Fiscal 1997, Levitz generated approximately $1.2 million of net cash flow from operations as compared to $15.5 million and $34.0 million in 1996 and 1995, respectively. Such amounts primarily represent net income (loss) plus depreciation and amortization expenses of approximately $29.6 million, $31.3 million and $30.4 million for Fiscal 1997, 1996 and 1995, respectively.

Working capital changes impact cash flow from operations. Such changes, excluding income taxes, resulted in a decrease in funds available of approximately $0.8 million for Fiscal 1997 as compared to an increase in funds available of approximately $22.3 million for Fiscal 1996 and a decrease of $9.0 million for Fiscal 1995. The Fiscal 1997 decrease was primarily due to the increase in inventory of $28.6 million due to the change in merchandise assortment, offset by the increase in trade accounts payable of $17.1 million and accrued expenses and other liabilities of $13.6 million.

Net cash provided by financing activities amounted to $2.4 million in Fiscal 1997 and includes increased borrowings under the Senior Secured Facilities of $22.7 million less principal payments under long-term obligations of $11.1 million and payment of deferred financing fees for the Senior Secured Facilities of $10.9 million. Net cash used in financing activities of $19.0 million for Fiscal 1996 includes net repayments under Levitz's previous credit agreement of $10.5 million and $9.1 million of principal payments on long-term debt and capital lease obligations.

Cash provided by investing activities for Fiscal 1996 includes $22.2 million of proceeds from a sale-leaseback transaction in May 1995 from four existing facilities. Cash used in investing activities for Fiscal 1995 includes $46.8 million for the acquisition of JMS, net of cash acquired. The acquisition as noted above was financed by borrowings under Levitz's previous credit agreement.

Levitz's capital expenditures (other than for capitalized leases) totalled approximately $11.0 million, $12.6 million and $33.4 million during Fiscal 1997, 1996 and 1995, respectively. Capital expenditures during Fiscal 1997 were for existing store improvements and equipment. Management estimates that approximately $6.0 million to $10.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz does not expect to open any new stores in Fiscal 1998.

Long-Term Debt

In March 1996, LFI and Levitz consummated an exchange offer pursuant to which Levitz issued $91.6 million principal amount of 13.375% Senior Notes due October 15, 1998 and LFI issued warrants to purchase 283,972 shares of LFI Common Stock at an exercise price equal to $3.89 per share in exchange for $91.6 million principal amount of 12.375% Senior Notes due April 15, 1997. The untendered Subordinated Notes, in the aggregate principal amount of $6.0 million, were paid in full in April 1997.

On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into new senior secured credit facilities providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities are comprised of $115.0 million of revolving notes, $35.0 million of term notes and $40.0 million of other notes. The proceeds of the Senior Secured Facilities were used to repay all indebtedness under Levitz's previous credit agreement, to provide liquidity for working capital needs and for other general corporate purposes. The Senior Secured Facilities expire on July 1, 2001. The Senior Secured Facilities require LFI to achieve an interest coverage ratio quarterly. It also contains limitations on capital expenditures, additional indebtedness, incurrence of liens, sale of assets, payment of dividends, investments and other restrictions.

Loans made under the Senior Secured Facilities bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's ("BTC's") prime lending rate plus 1.5% or BTC's LIBOR rate plus 3.25%. The term notes bear interest at a rate of 15.5%, payable in cash or, at Levitz's option, at any time prior to July 1, 1999, by the issuance of up to $10.0 million of additional term notes, having a principal amount equal to the amount of interest accrued and maturing on July 1, 2001. To the extent additional term notes are issued for interest the amount available under the revolving notes will be permanently decreased. On June 30, 1997, Levitz exercised its option under the term notes to pay interest due at that date of $1.4 million by issuing additional term notes.

As of March 31, 1997, Levitz (excluding its Obligation Under Account Purchase Agreement) had an aggregate of $360.4 million of total debt outstanding and $77.9 million of capitalized lease obligations. Principal payments on long-term debt obligations, excluding the $75.2 million of Revolver Borrowings, are $11.2 million, $92.4 million, $1.3 million, $1.2 million and $151.0 million in Fiscal 1998, 1999, 2000, 2001 and 2002, respectively.

The GECC Agreement provides for the purchase of Levitz's customer credit obligations by GECC up to a maximum of $900.0 million, of which GECC had purchased $758.5 million at March 31, 1997. Levitz and GECC are in the process of renegotiating this agreement for the purpose of extending the termination date, changing the fee arrangement and to meet the requirements for sale accounting under SFAS No. 125. The GECC Agreement as amended on July
8, 1997 currently expires in October, 1999. Upon the expiration date Levitz will be required to repurchase all of the outstanding credit obligations purchased by GECC after December 31, 1996 at a price equal to their outstanding balance less a loss reserve. See Note 7 to Notes to Consolidated Financial Statements for discussion of the accounting for the GECC Agreement in accordance with SFAS No.
125. Levitz is exposed to market risk under the terms of the GECC Agreement, and pays a fee or receives cash payments, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional advertising fees and to a limited extent, credit losses. As a result of the timing of payments under its promotional advertising program, Levitz anticipates a reduction in cash flow resulting from the GECC Agreement during Fiscal 1998 in the amount of approximately $23.0 million. A one-percent change in the prime rate (when prime is greater than 7%) would increase or decrease the income from GECC by approximately $6.0 to $7.5 million per year.

Going Concern

On December 6, 1996, June 13, 1997 and June 30, 1997, Levitz obtained amendments under the Senior Secured Facilities to lower the interest coverage ratio requirements thereunder through July 1, 2001 allowing Levitz to remain in compliance with the Senior Secured Facilities covenants. The June 30, 1997 amendment, among other things, further decreased the interest coverage ratio for the quarter ended June 30, 1997. Levitz is currently negotiating an additional amendment to the Senior Secured Facilities to obtain approximately $9.0 million of advanced funding by assigning the proceeds of the sale agreement on its North Avenue, Chicago, Illinois property to the bank, which is anticipated to close in the third quarter of Fiscal 1998. Management has a reasonable basis to believe Levitz will be in compliance with the Senior Secured Facilities covenants as amended in Fiscal 1998, which assumes achieving improved comparable store sales. Management has also been seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with GECC so that Levitz can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful or achieve compliance with the covenants.

Levitz has incurred $48.7 million of losses during the past two fiscal years, while cash provided by operating activities has decreased from $34.0 million during the fiscal year ended March 31, 1995 to $1.2 million during the fiscal year ended March 31, 1997. In addition, availability under the Senior Secured Facilities was $4.0 million at June 30, 1997. Levitz experienced a comparable store sale decline of 6.4% in the quarter that ended June 30, 1997 and expects to report a loss for that quarter. These factors, in the short-term, may seriously jeopardize Levitz's ability to continue as a going concern.

Levitz's ability to continue as a going concern is dependent upon Levitz's ability to generate sufficient cash flows to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to achieve increased sales and operating profit. No assurances can be given that Levitz will be able to meet these objectives in the short-term.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----
Report of Independent Public Accountants.........................    18

Consolidated Balance Sheets......................................    19

Consolidated Statements of Operations............................    20

Consolidated Statements of Stockholder's Deficit.................    21

Consolidated Statements of Cash Flows............................    22

Notes to Consolidated Financial Statements.......................    23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Levitz Furniture Corporation:

         We have audited the accompanying consolidated balance sheets of Levitz Furniture Corporation (a Florida corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levitz Furniture Corporation and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                             ARTHUR ANDERSEN LLP

Philadelphia, Pa.
July 11, 1997

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                   MARCH 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $9,267   $12,755
  Receivables                                                  37,358    34,025
  Inventories                                                 169,488   140,918
  Deposits and prepaid expenses                                 3,514     3,820
  Deferred income taxes                                           933      -
                                                             --------  --------
    Total current assets                                      220,560   191,518
                                                             --------  --------
PROPERTY AND EQUIPMENT:
  Land                                                         47,731    47,731
  Buildings and building improvements                         142,949   144,056
  Leasehold improvements                                       74,469    73,158
  Store, warehouse and transportation
    equipment                                                  83,043    84,089
                                                             --------  --------
                                                              348,192   349,034
  Less-Accumulated depreciation and
    amortization                                              133,566   123,525
                                                             --------  --------
                                                              214,626   225,509
  Property under capital leases, net of
    accumulated amortization of $98,993
    in 1997 and $96,104 in 1996                               119,077   134,944
                                                             --------  --------
                                                              333,703   360,453
                                                             --------  --------
OTHER ASSETS:
  Receivable under account purchase agreement (See Note 7)    327,000      -
  Intangible leasehold interests                               15,613    17,053
  Deferred financing fees                                      11,975     6,820
  Goodwill                                                     18,177    18,693
  Other                                                         4,947     5,707
                                                             --------  --------
                                                              377,712    48,273
                                                             --------  --------
                                                             $931,975  $600,244
                                                             ========  ========

     LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
  Cash overdrafts                                             $19,524   $17,912
  Current portion of long-term debt                            11,193     2,441
  Current portion of obligations under capital leases           3,398     4,845
  Accounts payable, trade                                      73,044    55,933
  Accrued expenses and other liabilities                       88,897    79,640
  Payable to parent                                            10,304     5,904
  Deferred income taxes                                          -        4,628
  Revolver borrowings (See Note 5)                             75,220    52,516
                                                             --------  --------
    Total current liabilities                                 281,580   223,819
                                                             --------  --------
LONG-TERM DEBT, net of current portion                        273,976   286,775
                                                             --------  --------
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion       74,466    82,922
                                                             --------  --------
OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT (See Note 7)      327,000      -
                                                             --------  --------
OTHER NONCURRENT LIABILITIES                                   24,424    24,423
                                                             --------  --------
DEFERRED INCOME TAXES                                          48,101    54,041
                                                             --------  --------
COMMITMENTS AND CONTINGENCIES (See Note 12)

STOCKHOLDER'S DEFICIT:
  Common stock, $0.40 par; authorized, issued
    and outstanding 1,000 shares                                    1         1
  Capital in excess of par                                     58,453    57,853
  Retained earnings (deficit)                                (155,389) (128,936)
  Minimum pension liability                                      (637)     (654)
                                                             --------  --------
    Total stockholder's deficit                               (97,572)  (71,736)
                                                             --------  --------
                                                             $931,975  $600,244
                                                             ========  ========
The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                      YEARS ENDED MARCH 31,
                                                 --------------------------------
                                                   1997        1996       1995
                                                 --------    --------  ----------
NET SALES                                        $966,855    $986,622  $1,047,226
                                                 --------    --------  ----------
COSTS AND EXPENSES:
  Cost of sales                                   533,555     534,953     555,860
  Selling, general and administrative expenses    381,864     396,236     408,586
  Charge for store closings                         8,295       -           -
  Restructuring expense                             -           9,000       -
  Depreciation and amortization                    26,993      29,272      28,484
                                                 --------    --------  ----------
                                                  950,707     969,461     992,930
                                                 --------    --------  ----------
OPERATING INCOME                                   16,148      17,161      54,296

INTEREST EXPENSE, NET                              54,053      51,829      46,832
                                                 --------    --------  ----------
INCOME (LOSS) BEFORE INCOME TAXES                 (37,905)    (34,668)      7,464

INCOME TAX EXPENSE (BENEFIT)                      (13,454)    (12,413)      2,736
                                                 --------    --------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS                                           (24,451)    (22,255)      4,728

EXTRAORDINARY ITEMS, NET OF TAX
  BENEFIT OF $1,090 IN 1997 AND $983 IN 1995       (2,002)      -          (1,566)
                                                 --------    --------  ----------
NET INCOME (LOSS)                                ($26,453)   ($22,255)     $3,162
                                                 ========    ========  ==========
INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items       ($24,451)   ($22,255)     $4,728
  Extraordinary items                              (2,002)      -          (1,566)
                                                 --------    --------  ----------
NET INCOME (LOSS)                                ($26,453)   ($22,255)     $3,162
                                                 ========    ========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                1,000       1,000       1,000
                                                 ========    ========  ==========

The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                   (Dollars in thousands, except share data)

                              COMMON STOCK   CAPITAL    RETAINED    MINIMUM
                            --------------- IN EXCESS   EARNINGS    PENSION
                            SHARES   AMOUNT   OF PAR    (DEFICIT)  LIABILITY
                            ------   ------ ---------   ---------  ---------
BALANCE, MARCH 31, 1994      1,000     $1    $57,106    ($109,843)  $    -

Net income                   -        -         -           3,162        -
                             -----    ---    -------    ---------   -------
BALANCE, MARCH 31, 1995      1,000      1     57,106     (106,681)       -

Net loss                     -        -         -         (22,255)       -

Capital contribution         -        -          747         -           -

Minimum pension liability    -        -         -            -         (654)
                             -----    ---    -------    ---------   -------
BALANCE, MARCH 31, 1996      1,000      1     57,853     (128,936)     (654)

Net loss                     -        -         -         (26,453)       -

Capital contribution         -        -          600         -           -

Minimum pension liability    -        -         -            -           17
                             -----    ---    -------    ---------   -------
BALANCE, MARCH 31, 1997      1,000     $1    $58,453    ($155,389)    ($637)
                             =====    ===    =======    =========   =======

The accompanying notes are an integral part of these financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              YEARS ENDED MARCH 31,
                                                        ------------------------------
                                                            1997      1996      1995
                                                        ----------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       ($26,453) ($22,255)   $3,162
                                                        ----------  --------  --------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                          15,703    16,559    15,953
      Amortization                                          11,290    12,713    12,531
      Amortization of deferred financing fees                2,620     2,003     1,876
      Pension (income) expense                               1,874    (1,779)    5,629
      Benefit for deferred taxes                           (11,526)   (8,157)   (1,952)
      Other                                                   (253)      116       236
      Extraordinary loss related to early redemption
        of debt, before tax benefit                          3,092      -        2,549
      Change in operating assets and liabilities:
        Decrease (increase) in:
          Receivables                                       (3,327)     (307)    6,352
          Inventories                                      (28,570)   14,090    (4,301)
          Deposits and prepaid expenses                        306     3,382    (1,208)
          Income taxes receivable                            -          -       (3,054)
          Other, net                                            49       129       559
        Increase (decrease) in:
          Accounts payable, trade                           17,111    (1,680)   (5,820)
          Accrued expenses and other liabilities            13,646     6,774    (4,021)
          Payable to parent                                  4,400    (4,091)    6,628
          Other noncurrent liabilities                       1,203    (2,014)   (1,139)
                                                        ----------  --------  --------
             Total adjustments                              27,618    37,738    30,818
                                                        ----------  --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,165    15,483    33,980
                                                        ----------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (11,008)  (12,557)  (33,433)
  Proceeds from sale of property and equipment
    and other assets                                         3,959       353       165
  Proceeds from sale-leaseback transaction                   -        22,209      -
  Purchase of J.M. Smyth Company, net of cash acquired       -          -      (46,831)
                                                        ----------  --------  --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (7,049)   10,005   (80,099)
                                                        ----------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Senior Secured Facilities/
    Credit Agreement                                     1,068,493   325,300   594,900
  Repayments under Senior Secured Facilities/
    Credit Agreement                                    (1,045,789) (335,834) (533,050)
  Principal payments on long-term debt                      (3,831)   (3,925)   (4,887)
  Principal payments under capital lease obligations        (7,222)   (5,184)   (4,930)
  Increase (decrease) in cash overdrafts                     1,612       609      (921)
  Payment of deferred financing fees                       (10,867)     -       (4,804)
                                                        ----------  --------  --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          2,396   (19,034)   46,308
                                                        ----------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (3,488)    6,454       189
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                12,755     6,301     6,112
                                                        ----------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $9,267   $12,755    $6,301
                                                        ==========  ========  ========

The accompanying notes are an integral part of these financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1.       GENERAL:

         ORGANIZATION AND DESCRIPTION OF BUSINESS

         Levitz Furniture Corporation (Levitz), a Florida Corporation, was acquired by Levitz Furniture Incorporated (LFI) in 1985. Levitz is a specialty retailer of furniture with a chain of 68 warehouse-showrooms and 61 satellite stores located in major metropolitan areas in 26 states. 26% of the stores are located in the state of California.

         The acquisition of 100% of the Levitz outstanding common stock was treated as a purchase for accounting purposes. Accordingly, as of the effective date of the purchase, April 30, 1985, all assets and liabilities of Levitz were revalued at their fair values using the push down method of accounting.

         In December, 1986, the management of Levitz, certain stockholders of LFI, and certain investors effected a recapitalization of LFI and Levitz. In order to effect this transaction, LFI's existing common stockholders received an aggregate cash payment of approximately $230.0 million in cancellation of their shares. This transaction was recorded as a distribution of earnings and equity resulting in a retained earnings (deficit).

         GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As shown in the accompanying financial statements during the years ended March 31, 1997 and 1996, Levitz incurred net losses of $26.5 million and $22.3 million, respectively and as of March 31, 1997 Levitz had a stockholders' deficit of $97.6 million. Comparable store sales in the first quarter of Fiscal 1998 have declined 6.4% from the comparable period in Fiscal 1997 and Levitz expects to report a loss in the first quarter. As of June 30, 1997, Levitz had $4.0 million of availability under its existing financing agreements. These factors among others raise substantial doubt about Levitz's ability to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should Levitz be unable to continue as a going concern. As described in Note 5, LFI and Levitz have had to obtain amendments and/or waivers to the Senior Secured Facilities to remain in compliance with the covenants. At June 30, 1997 LFI and Levitz obtained an amendment which modified certain covenants. Levitz's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to attain successful operations. Management is currently seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         General Electric Capital Corporation ("GECC") so that Levitz can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Levitz and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

         REVENUE RECOGNITION POLICY

         Levitz recognizes revenue at the time a sales order is written and the following conditions are met: the merchandise is in stock and is available for sale; for a credit sale, the credit is unconditionally approved; and for items requested to be delivered by a customer, a firm delivery date is set, and a minimum down payment is received.

         CASH, CASH EQUIVALENTS AND CASH OVERDRAFTS

         All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Cash overdrafts include checks outstanding which do not have the right of offset with cash and cash equivalents. The carrying value approximates fair value because of the short maturity of those instruments.

         INVENTORIES

         Inventories of furniture and accessories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method. Inventories valued on the LIFO cost method were approximately $11.2 million and $11.0 million lower than first-in, first-out (FIFO) costs at March 31, 1997 and 1996, respectively.

         PROPERTY AND EQUIPMENT, DEPRECIATION AND AMORTIZATION

         Property and equipment purchased by Levitz are stated at cost. Capital leases are recorded at the lower of the present value of the future minimum lease obligations or fair market value of the property. Depreciation is provided substantially by the straight-line method over the estimated useful lives of the related assets. The estimated useful lives range from 10 to 40 years for buildings, building improvements and leasehold improvements, and 2 to 20 years for store, warehouse and transportation equipment. Fully depreciated assets are written off against accumulated depreciation. Capital leases are depreciated over their initial terms which generally range from 15 to 40 years.

         PREOPENING EXPENSES

         Preopening expenses are amortized over a one-year period from the opening of the related facilities.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         INCOME TAXES

         Levitz accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax asset and liabilities for the expected future tax consequences of events that have been recognized in Levitz's financial statements or tax returns. In estimating future tax consequences, Levitz generally considers all expected future events other than enactment of changes in the tax laws or rates.

         INTANGIBLE LEASEHOLD INTERESTS

         Intangible leasehold interests represent the value associated with renewal terms of capital leases and original and renewal terms of operating leases acquired by Levitz at rents below market value. Intangible leasehold interests are amortized by the straight-line method over the original and renewal terms of the related leases.

         DEFERRED FINANCING FEES

         Deferred financing fees represent costs associated with obtaining financing. The deferred financing fees are being amortized over the terms of the related debt.

         GOODWILL

         Goodwill is being amortized on a straight-line basis over forty years. Goodwill has been allocated to the lowest operating segment for Levitz to continually evaluate whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, Levitz uses an estimate of the related business segment's undiscounted net income and cash flow over the remaining life of the goodwill in measuring whether goodwill is recoverable.

         ACCUMULATED AMORTIZATION

         Accumulated amortization related to intangible leasehold interests and goodwill was $16.0 million and $14.3 million as of March 31, 1997 and 1996, respectively.

         ADVERTISING EXPENSES

         Levitz expenses all advertising costs the first time the advertising takes place including direct-response advertising. Advertising expense for fiscal years ended March 31, 1997, 1996 and 1995 was $102.1 million, $100.5 million and $93.1 million, respectively.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 1 regarding going concern assumptions.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         SELF INSURANCE

         Levitz is generally self-insured for losses and liabilities related to worker's compensation, health and welfare claims and comprehensive general, product and vehicle liability. Losses are accrued based upon Levitz's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Levitz's experience.

         NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This standard is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. At that time, all prior-period earnings per share data will be restated. The implementation of SFAS No. 128 is not expected to affect Levitz's consolidated financial statements.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". This standard is effective for financial statements for periods ending after December 15, 1997. At the present time, the adoption of this standard will not require any additional disclosure that is not already presented in the current financial statements.

         EARNINGS PER COMMON SHARE

         Earnings per common share are based on the weighted average number of common shares outstanding during each year of 1,000 shares.

         RECLASSIFICATIONS

         Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

3.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                                1997        1996        1995
                                               -------     -------     -------
         Cash paid during the year for:
           Interest (net of amount
             capitalized)                      $49,678     $49,291     $44,000

           Income tax (refunds) paid, net       (6,985)     (1,293)      5,415

         Non-cash activities:
           Capital contributions                   600         747        -
           Capital lease obligations for
             the acquisition of real
             property and equipment               -           -          3,050

4.       STORE CLOSING AND RESTRUCTURING EXPENSE:

         In the fiscal year ended March 31, 1997, Management developed a plan to close five satellite stores. The stores were closed on October 31, 1996. The plan resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated realizable value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996 for one of the closed stores. The charge increased net loss by $5.4 million or $5,352 per share. As of March 31, 1997 approximately $6.7 million of the store closing charge remained and is included in accrued expenses and other liabilities and other noncurrent liabilities.

         In the fiscal year ended March 31, 1996, Management implemented two restructuring plans to consolidate regional offices and to eliminate certain support positions. The plans resulted in a restructuring charge of $9.0 million. The charges include $7.8 million of severance pay and related employee benefits and $1.2 million of lease commitments on closed regional office facilities. The two restructuring charges increased the net loss by $5.8 million or $5,828 per share. As of March 31, 1997 approximately $2.2 million of the restructuring charges remained and are included in accrued expenses and other liabilities and other noncurrent liabilities.

5.       LONG-TERM DEBT AND REVOLVER BORROWINGS:

         July 1996 Refinancing

         On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into a new senior secured facilities agreement providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities are comprised of $115.0 million of revolving notes, $35.0 million of term notes and $40.0 million of other notes. The proceeds of the Senior Secured Facilities

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         were used to repay all indebtedness under Levitz's previous credit agreement, to provide liquidity for working capital needs and for other general corporate purposes. The Senior Secured Facilities expire on July 1, 2001.

         Loans made under the Senior Secured Facilities bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's ("BTC's") prime lending rate plus 1.5% or BTC's LIBOR rate plus 3.25%. The term notes bear interest at a rate of 15.5%, payable in cash or, at Levitz's option, at any time prior to July 1, 1999, by the issuance of up to $10.0 million of additional term notes, having a principal amount equal to the amount of interest accrued and maturing on July 1, 2001. On June 30, 1997, Levitz exercised its option under the term notes to pay interest due at that date of $1.4 million by issuing additional term notes.

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

         The maximum borrowings, excluding the term notes, under the Senior Secured Facilities are calculated based upon inventory and receivable levels and a fixed asset sublimit. The maximum borrowings were $155.0 million which are permanently reduced each year effective July 1997 by an amount equal to the lesser of $5.0 million or 100% of Excess Cash Flow, sale of assets as they occur and by an additional amount when additional term notes are issued to pay interest. Availability under the Senior Secured Facilities at June 30, 1997 was $4.0 million.

         LFI issued to the original holders of the term notes warrants to purchase up to 5,000,000 shares of Common Stock of LFI at an exercise price of $0.125 per share as of June 30, 1997, subject to downward adjustments if certain targeted stock prices of LFI are not achieved in the future and other anti-dilution provisions.

         As a result of the July 1996 refinancing, Levitz incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of Levitz's Credit Agreement. The after-tax loss was $2.0 million or $2,002 per share.

         In order to comply with the Emerging Issues Task Force EITF 95-22 regarding classification of certain debt instruments, $75.2 million of the revolving notes are classified as Revolver Borrowings in current liabilities in the March 31, 1997 financial statements.

         On December 6, 1996, June 13, 1997 and June 30, 1997, Levitz obtained amendments under the Senior Secured Facilities to lower the interest coverage ratio requirements thereunder through July 1, 2001 allowing

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         Levitz to remain in compliance with the Senior Secured Facilities covenants. The June 30, 1997 amendment, among other things, further decreased the interest coverage ratio for the quarter ended June 30, 1997. Levitz is currently negotiating an additional amendment to the Senior Secured Facilities to obtain approximately $9.0 million of advanced funding by assigning the proceeds of the sale agreement on its North Avenue, Chicago, Illinois property to the bank, which is anticipated to close in the third quarter of Fiscal 1998. Management has a reasonable basis to believe Levitz will be in compliance with the Senior Secured Facilities covenants as amended in Fiscal 1998, which assumes achieving improved comparable store sales. Management has also been seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with GECC so that Levitz can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful or achieve compliance with the covenants.

         Levitz has incurred $48.7 million of losses during the past two fiscal years, while cash provided by operating activities has decreased from $34.0 million during the fiscal year ended March 31, 1995 to $1.2 million during the fiscal year ended March 31, 1997. In addition, availability under the Senior Secured Facilities was $4.0 million at June 30, 1997. Levitz experienced a comparable store sale decline of 6.4% in the quarter that ended June 30, 1997 and expects to report a loss for that quarter. These factors, in the short-term, may seriously jeopardize Levitz's ability to continue as a going concern.

         Levitz's ability to continue as a going concern is dependent upon Levitz's ability to generate sufficient cash flows to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to achieve increased sales and operating profit. No assurances can be given that Levitz will be able to meet these objectives in the short-term.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         Outstanding balances under Long-Term Debt Arrangements are as follows (dollars in thousands):

                                                    MARCH 31,        MATURITY
                                               ------------------  YEAR ENDING
                                       RATE      1997      1996      MARCH 31
                                       ----    --------  --------  ------------
         Senior Secured Facilities   Variable  $149,710  $   -         2002
         Credit Agreement            Variable      -      127,516      1997
         Senior notes                13.375%     91,141    90,857      1999
         Senior subordinated notes    9.625%    100,000   100,000      2003
         Subordinated notes          12.375%      6,016     6,006      1998
         Mortgages                  8.375%-13%   13,522    15,266  1997 to 2003
         Other                       Variable      -        2,087      1997
                                               --------  --------
                                                360,389   341,732

         Less -
         Current portion of long-
           term debt                             11,193     2,441
         Revolver borrowings                     75,220    52,516
                                               --------  --------
           classified as current               $273,976  $286,775
                                               ========  ========
         In March 1996, LFI and Levitz consummated an exchange offer in which Levitz issued $91.6 million aggregate principal amount of 13.375% Senior Notes (New Notes) due October 15, 1998 and LFI issued warrants to purchase 283,972 shares of LFI Common Stock at an exercise price equal to $3.89 per share on the date of the exchange for $91.6 million principal amount of 12.375% Senior Notes (Subordinated Notes) due April 15, 1997 (Exchange Offer). Levitz reduced the par value of the New Notes by the estimated fair value of the warrants issued by LFI and recorded a capital contribution from LFI in the amount of $0.7 million. Issuance costs of $1.3 million have been charged to interest expense. In addition, as a result of the Exchange Offer, the untendered Subordinated Notes, in the aggregate principal amount of $6.0 million, were subordinated to all Senior Indebtedness (as defined in the Indenture relating to the New Notes) of Levitz. The untendered Subordinated Notes, were paid in full on April 15, 1997. Interest on the New Notes is payable semi-annually on October 15 and April 15 of each year commencing April 15, 1996.

         The New Notes Indenture contains restrictive covenants which include: limitation on dividends and other restricted payments, additional indebtedness, issuance of subsidiary stock, transactions with affiliates, liens, sale of assets, sale-leaseback transactions and requirements to purchase certain indebtedness if a change in control occurs.

         On June 28, 1994 Levitz entered into an Amended and Restated Credit Agreement with Chemical Bank (Credit Agreement) with an original commitment of $160.0 million. Levitz incurred a before-tax extraordinary loss of $2.5 million on the write-off of deferred financing fees related to the previous credit agreement. The after-tax loss was $1.6 million or $1,566 per share. The Credit Agreement was repaid in full on July 1, 1996 and terminated.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

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

         Future annual payments required on long-term debt, excluding the Obligations Under Account Purchase Agreement and including $75.2 million of Revolver Borrowings as due in 2002, are as follows (dollars in thousands):

                       YEAR ENDING
                        MARCH 31,               AMOUNT
                       -----------              -------
                       1998                     $11,193
                       1999                      92,423
                       2000                       1,319
                       2001                       1,218
                       2002                     151,036
                       Thereafter               103,200

6.       LEASING ARRANGEMENTS:

         Levitz leases its warehouse-showrooms generally under non-cancelable leases for original terms ranging from 10 to 40 years. Most leases contain renewal options and some include options to purchase the properties.

         The following is an analysis of property under capital leases by major classes (dollars in thousands):

                                                  1997       1996
                                                --------   --------
         Land, buildings and improvements       $216,918   $224,851
         Equipment                                 1,152      6,197
                                                --------   --------
                                                 218,070    231,048
         Less- Accumulated amortization           98,993     96,104
                                                --------   --------
                                                $119,077   $134,944
                                                ========   ========

         Amortization expense relating to property under capital leases for the years ended March 31, 1997, 1996 and 1995 was $9.5 million, $10.6 million and $10.5 million, respectively.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         Minimum annual rentals (net of sublease income to be received) for the five years subsequent to March 31, 1997 and in the aggregate are as follows (dollars in thousands):

                                                     CAPITAL    OPERATING
         YEAR                                        LEASES       LEASES
         ----                                        -------     --------
         1998                                        $12,790      $21,588
         1999                                         12,284       20,337
         2000                                         12,034       18,517
         2001                                         11,868       15,539
         2002                                         11,526       14,473
         Thereafter                                  158,109      122,122
                                                     -------     --------
         Total minimum lease payments                218,611     $212,576
                                                                 ========
         Less - Amount representing interest         140,747
                                                     -------
         Present value of net minimum
           payments under capital leases              77,864
         Less - Current portion                        3,398
                                                     -------
                                                     $74,466
                                                     =======

         Rent expense includes minimum rentals on operating leases, contingent payments based on either the Consumer Price Index or a percentage of sales for both capital and operating leases and amortization of leasehold interests.

         Rent expense consists of the following (dollars in thousands):

                               1997      1996      1995
                              -------   -------   -------
         Rent expense         $24,567   $24,681   $21,294
         Sublease income         (888)     (799)   (1,258)
                              -------   -------   -------
         Rent expense, net    $23,679   $23,882   $20,036
                              =======   =======   =======

         In May 1995, under a sale-leaseback agreement, Levitz sold three warehouse-showrooms and one satellite store for approximately $22.2 million and leased them back under a twenty year operating lease agreement. The transaction resulted in a deferred gain of $3.6 million which is being amortized over the twenty-year lease period.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

7.       TRANSFER AND SERVICING OF FINANCIAL ASSETS:

         Levitz and GECC are parties to an Account Purchase and Credit Card Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. The termination provision includes a payment of a $3.5 million termination fee. At March 31, 1997 GECC had purchased $758.5 million of customer credit obligations. Pursuant to generally accepted accounting principles, prior to January 1, 1997, these transactions were recorded as a sale in accordance with SFAS No. 77.

         On August 21, 1996 Levitz gave GECC notice of Levitz's intent to renegotiate the GECC Agreement. On July 8, 1997 Levitz and GECC entered into an amendment to the GECC Agreement which extended the renegotiation period to August 16, 1997, extended the GECC Agreement until October 1999, removed Levitz's obligations to repurchase at GECC's direction those receivables transferred prior to January 1, 1997 and extended until October 1999 GECC's ability to direct Levitz to repurchase those receivables transferred subsequent to December 31, 1996 at a price equal to their outstanding balance less a loss reserve.

         Effective January 1, 1997, Levitz was required to account for the transactions under the GECC Agreement in accordance with SFAS No. 125. SFAS No. 125 requires the transferred assets to be "beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership." Due to this requirement and not finalizing a new agreement with GECC which met the sale criteria of SFAS No. 125, Levitz was now required to account for these transactions as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. Consequently, Levitz recorded $327.0 million as a Receivable Under Account Purchase Agreement and an offsetting Obligation Under Account Purchase Agreement in its March 31, 1997 financial statements.

         Levitz is exposed to market risk under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional discount fees and to a limited extent, credit losses. Levitz recorded income of $12.8 million, $12.6 million and $7.4 million, respectively for the years ended March 31, 1997, 1996 and 1995. These amounts are included in selling, general and administrative expenses.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

8.       INCOME TAXES:

         The provision (benefit) for income taxes was allocated as follows (dollars in thousands):

                                                            1997        1996       1995
                                                          --------    --------    ------
         Income (loss) before extraordinary items         ($13,454)   ($12,413)   $2,736
         Extraordinary items                                (1,090)      -          (983)
                                                          --------    --------    ------
                                                          ($14,544)   ($12,413)   $1,753
                                                          ========    ========    ======

         The components of the provision (benefit) for income taxes applicable to income (loss) before extraordinary items is (dollars in thousands):

                                     1997        1996         1995
                                   --------    --------      ------
         Current:
           Federal                  ($1,245)    ($4,334)     $4,297
           State                         13           -         391
                                   --------    --------      ------
                                     (1,232)     (4,334)      4,688
                                   --------    --------      ------
         Deferred:
           Federal                  (10,565)     (6,390)     (1,752)
           State                     (1,657)     (1,689)       (200)
                                   --------    --------      ------
                                    (12,222)     (8,079)     (1,952)
                                   --------    --------      ------
                                   ($13,454)   ($12,413)     $2,736
                                   ========    ========      ======

         A reconciliation of the statutory provision (benefit) for income taxes on income (loss) before extraordinary items to the actual tax provision (benefit) is as follows (dollars in thousands):

                                                  1997       1996       1995
                                                --------   --------     ------
         Computed income tax provision
           (benefit) at Federal statutory
           rate                                 ($12,849)  ($11,787)    $2,612
         State and local income tax expense,
           net of Federal income tax              (1,085)    (1,115)       109
         Permanent differences arising
           primarily as a result of the
           application of purchase accounting
           in 1993                                   182        181        214
         Other                                       298        308       (199)
                                                --------   --------     ------
                                                ($13,454)  ($12,413)    $2,736
                                                ========   ========     ======

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         Components of the deferred income tax assets and liabilities are (dollars in thousands):

                                                     1997        1996
                                                   -------     -------
         Deferred tax assets:
           Expense deducted for book and
             not for tax                            $6,525      $7,596
           Obligations under capital lease          21,670      26,822
           Other noncurrent liabilities             19,957      13,207
                                                   -------     -------
                                                    48,152      47,625
                                                   -------     -------
         Deferred tax liabilities:
           Inventory                                12,613      12,869
           Property and equipment                   27,539      33,029
           Property under capital lease             43,131      49,131
           Intangible leasehold interests           10,811       9,744
           Other                                     1,226       1,521
                                                   -------     -------
                                                    95,320     106,294
                                                   -------     -------
         Net deferred tax liability                $47,168     $58,669
                                                   =======     =======

         Levitz files a consolidated Federal income tax return and certain state returns with LFI. Levitz records its share of the consolidated Federal and state income tax provision or benefit by multiplying its separate taxable income or loss for the year by the corporate income tax rates applicable to such year. A tax benefit is recorded only if realized on a consolidated basis.

9.       EMPLOYEE BENEFIT PLANS:

         Levitz has a non-contributory, defined benefit plan (the Pension Plan). Pension benefits are based on length of service, final average compensation and are integrated with Social Security. The maximum pension benefit per individual is limited to $125,000 per year. Plan assets consist primarily of marketable equity and debt securities and cash equivalents. Levitz's funding policy is to make the minimum annual contributions required by applicable regulations.

         In March 1996, Levitz amended the Pension Plan to exclude future benefit accruals for credited service and annual earnings after March 31, 1996 and also excluded any associate from becoming a participant in the plan after January 1, 1996 (Pension Curtailment). This amendment resulted in a net curtailment gain of $8.3 million, which was recorded as a reduction of selling, general and administrative expenses in the fiscal year ended March 31, 1996.

         Certain officers and certain key employees of Levitz are participants in an unfunded non-contributory supplemental executive retirement plan
         (SERP) and a life insurance plan. The SERP provides supplemental retirement, disability and/or death benefits. Retirement and disability benefits are equal to 4.0% of the highest consecutive five-year average of salary plus bonus paid for each year of service, limited to a maximum of 60% of compensation or $0.3 million on an indexed basis.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         Death benefits are equal to 3% per year of service to a maximum of 45% of such compensation. Benefits are subject to a dollar-for-dollar reduction for benefits paid under the Pension Plan, Social Security and certain other specified pension plan payments. The liability for the SERP and insurance plan is included in other noncurrent liabilities.

         The actuarial information included below for the fiscal years ended March 31, 1997, 1996 and 1995, was derived from the actuarial reports for the Pension Plan and SERP for the plan years ended December 31, 1996, 1995 and 1994. In March 1996, as adjusted for the Pension Curtailment and restructuring, pension expense for the years ended March 31, was comprised of the following (dollars in thousands):

                                                1997             1996            1995
                                         ---------------  ---------------- ---------------
                                         PENSION          PENSION          PENSION
                                           PLAN    SERP     PLAN     SERP    PLAN    SERP
                                         -------  ------  -------   ------ -------  ------
         Service cost of benefits
           earned during the period      $    -      $83   $2,941     $181  $3,035    $258
         Interest cost on projected
           benefit obligation             4,296    1,108    4,957      994   4,829     819
         Actual return on plan assets    (3,870)       -   (9,914)       -  (3,768)      -
         Net amortization and deferral     (240)     395    5,091      610    (366)    534
         One-time charge for
           terminations                       -       45        -    1,706       -       -
         Curtailment expense (gain)           -        -   (8,805)     460       -       -
                                         ------   ------  -------   ------  ------  ------
         Net pension expense (gain)        $186   $1,631  ($5,730)  $3,951  $3,730  $1,611
                                         ======   ======  =======   ======  ======  ======
         Assumptions:
           Weighted average discount
             rate                          7.75%    7.75%    8.35%    8.35%   8.35%   8.35%
           Rates of increase in
             compensation levels              -     2.00%    2.00%    2.00%   5.50%   5.50%
           Expected long-term rate
             of return on assets           9.00%       -     9.00%       -    9.00%      -

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         The following is a reconciliation of the funded status of the plans with the March 31 balance sheets (dollars in thousands):

                                              1997                1996
                                      ------------------  ------------------
                                       PENSION             PENSION
                                        PLAN      SERP      PLAN      SERP
                                      --------  --------  --------  --------
         Actuarial present value
           of benefit obligation-
             Vested                   ($52,382) ($13,617) ($52,382) ($13,834)
             Nonvested                  (2,019)     (443)   (2,019)     (530)
                                      --------  --------  --------  --------
         Accumulated benefit
           obligation                 ($54,401) ($14,060) ($54,401) ($14,364)
                                      ========  ========  ========  ========
         Actuarial present value
           of projected
           benefit obligations        ($55,879) ($14,908) ($54,401) ($15,233)
         Plan assets at fair
           market value                 55,912         -    57,325         -
                                      --------  --------  --------  --------
         Plan assets less
           projected benefit
           obligation                       33   (14,908)    2,924   (15,233)
         Unrecognized net loss           2,704     1,879         -     1,943
         Unrecognized prior service
           cost                              -       313         -       756
         Unrecognized net transition
           obligation                        -       408         -       489
         Minimum liability                   -    (1,752)        -    (2,318)
         Other                               -       102         -       196
                                      --------  --------  --------  --------
         Prepaid (accrued) pension
           costs recognized on the
           balance sheet                $2,737  ($13,958)   $2,924  ($14,167)
                                      ========  ========  ========  ========

         An additional minimum liability is required when the projected benefit obligation exceeds plan assets and the deficiency is greater than the actuarial computed pension liability. The minimum additional liability was accrued with the recording of an offsetting intangible asset. The intangible asset recognized cannot exceed the amount of unrecognized prior service cost and unrecognized net transition obligation. The excess, net of tax benefits, is reported as a separate reduction of stockholders' equity (deficit) at March 31, 1997 and 1996 as follows (dollars in thousands):

                                            1997       1996
                                           ------     ------
         Intangible asset                    $720     $1,245
         Reduction in stockholders'
           equity (deficit)                   637        654
         Tax benefits                         395        419
                                           ------     ------
         Additional minimum liability      $1,752     $2,318
                                           ======     ======

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         ASSOCIATES SAVINGS PLAN

         Levitz has savings plans which were adopted under Section 401(k) of the Internal Revenue Code. Under the provisions of the Associates Savings Plans, substantially all employees who meet the age and service requirements of the plan are entitled to defer a certain percentage of their compensation. Levitz contributed to the fund 20% of the first 6% beginning January 1, 1997, 1996 and 1995 subject to certain limitations. Such matching contributions of $0.9 million, $1.1 million and $1.2 million were made by Levitz for the years ended March 31, 1997, 1996 and 1995, respectively.

10.      ACCRUED EXPENSES AND OTHER LIABILITIES (DOLLARS IN THOUSANDS):

                                          1997        1996
                                         -------     -------
         Payroll                         $15,278     $18,257
         Payroll and sales taxes           5,253       5,551
         Advertising                       4,528       5,851
         Real estate taxes                 4,853       4,893
         Interest                         10,235       9,198
         Promotional discount fee         23,121       4,889
         Other                            25,629      31,001
                                         -------     -------
                                         $88,897     $79,640
                                         =======     =======

11.      ACQUISITION OF JOHN M. SMYTH COMPANY (JMS):

         On June 28, 1994, Levitz acquired all of the outstanding stock of JMS, a specialty furniture retailer operating six stores in the Chicago, Illinois area for $46.8 million in cash, net of cash acquired of $3.1 million. The acquisition was accounted for using the purchase method and accordingly the purchase price was allocated to assets acquired based on their fair values. Assets acquired, including goodwill, were $77.3 million with liabilities assumed of $27.4 million. Goodwill of $16.4 million is being amortized over 40 years on a straight-line basis.

12.      COMMITMENTS AND CONTINGENCIES:

         Levitz has employment agreements with six officers and two key employees. Each of these agreements is for an initial term of three years and is automatically renewable from year to year unless either party gives certain notice prior to the anniversary date of the agreement. The employment agreements with the two key employees terminate June 1, 1998. The agreements provide that if an officer or key employee is terminated by Levitz other than for Cause (as defined in the agreements) or disability or by the officer for Good Reason (as defined in the agreements), Levitz must continue to pay such officer's base salary through the term of the employment period and would be required to credit the officer with three years of additional service and age for purposes of Levitz's SERP. In the event of such termination following a Change in Control (as defined in the agreements), Levitz must pay the officer three times (i) his base salary plus (ii) an amount equal to the average bonus awarded such officer over the last three years. Each agreement also contains certain non-competition provisions.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

         Levitz has termination agreements with two other officers that provide for the payment of up to two years base salary.

         Levitz is subject to a number of lawsuits, investigations and claims arising out of the normal conduct of its business, including those relating to government regulations, environment, general and product liability and employee relations. Although there are a number of actions pending against Levitz as of March 31, 1997, in the opinion of Management such actions as currently known would not have a material effect on the financial position of Levitz.

13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following is a summary of Levitz's unaudited quarterly results of operations for the years ended March 31, 1997 and 1996:

                                                              QUARTER ENDED
                                              -----------------------------------------------
                                              JUNE 30,  SEPTEMBER 30, DECEMBER 31,  MARCH 31,
                                                1996         1996         1996        1997
                                              --------     --------     --------    ---------
                                                (In thousands, except per share amounts)
         Net sales                            $228,128     $237,146     $272,007     $229,574
         Gross profit                          101,615      106,819      120,976      103,890
         Net loss before extraordinary items   (10,805)(1)   (6,949)      (1,726)      (4,971)
         Net loss                              (12,807)(2)   (6,949)      (1,726)      (4,971)
         Loss per common share:
           Loss before extraordinary iitems   $(10,805)    $ (6,949)    $ (1,726)    $ (4,971)
           Extraordinary items                  (2,002)(2)        -            -            -
                                              --------     --------     --------     --------
           Net loss per common share          $(12,807)    $ (6,949)    $ (1,726)    $ (4,971)
                                              ========     ========     ========     ========

                                                              QUARTER ENDED
                                              -----------------------------------------------
                                              JUNE 30,  SEPTEMBER 30, DECEMBER 31,  MARCH 31,
                                                1995         1995         1995        1996
                                              --------     --------     --------    ---------
                                                (In thousands, except per share amounts)
         Net sales                            $241,862     $251,263     $270,117     $223,380
         Gross profit                          113,804      117,140      120,130      100,595
         Net loss                               (5,185)      (2,742)(1)   (6,947)(1)   (7,381)(3)
         Net loss per common share              (5,185)      (2,742)(1)   (6,947)(1)   (7,381)(3)

         (1)      See Note 4 to consolidated financial statements.

         (2)      See Note 5 to consolidated financial statements.

         (3)      See Note 9 to consolidated financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The carrying amounts and fair values of Levitz's financial instruments at March 31, 1997 and 1996, were as follows (dollars in thousands):

                                                1997              1996
                                          ----------------  ----------------
                                          CARRYING   FAIR   CARRYING   FAIR
                                           AMOUNT   VALUE    AMOUNT   VALUE
                                          -------- -------  -------- -------
        Cash and cash equivalents         $9,267   $9,267  $12,755  $12,755
        Receivable under account
          purchase agreement             327,000  327,000        -        -
        Long-term debt obligations
          including current maturities   360,389  248,065  341,732  291,574
        Obligation under account
          purchase agreement             327,000  327,000        -        -
        Letters of credit                      -   14,130        -    7,000

        The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments. The fair value of Levitz's long-term debt, including current maturities, is estimated based on the quoted market prices for the same or similar issues. Since March 31, 1997, a portion of Levitz's publicly traded debt has been downgraded and the fair value of that debt declined substantially. The contract amount of the letter of credit approximates its fair value.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 17.

FINANCIAL STATEMENT SCHEDULES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

SCHEDULES

All schedules have been omitted because the required information is shown in the Consolidated Financial Statements or Notes thereto or they are not applicable.

(B)  REPORTS ON FORM 8-K

     None.

(C)  EXHIBITS

     See Page 44 for Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LEVITZ FURNITURE CORPORATION

Date:  July 11, 1997                    By:  /s/      MICHAEL BOZIC
                                             -----------------------------
                                                      Michael Bozic
                                                  Chairman of the Board
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                       TITLE                       DATE
           ---------                       -----                       ----

/s/      MICHAEL BOZIC          Chairman of the Board           July 11, 1997
----------------------------      and Chief Executive
         Michael Bozic            Officer

/s/    PATRICK J. NOLAN         Senior Vice President,          July 11, 1997
----------------------------      Chief Financial Officer
       Patrick J. Nolan           and Director (Principal
                                  Financial Officer)

/s/    EDWARD P. ZIMMER         Vice President, General         July 11, 1997
----------------------------      Counsel and Director
       Edward P. Zimmer

/s/  LAWRENCE R. MCDEVITT       Vice President, Controller      July 11, 1997
----------------------------      (Principal Accounting
     Lawrence R. McDevitt         Officer)

INDEX TO EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT NO.             DESCRIPTION OF EXHIBITS
-----------             -----------------------
3.01        Form of Restated Certificate of Incorporation of the Company. (1)
3.02        Form of By-Laws of the Company. (1)
3.03        Certificate of Incorporation of Levitz. (2)
3.04        By-Laws of Levitz. (2)
4.01        Form of Stockholder Rights Plan, including exhibits. (1)
10.01 Form of Employment Agreement between Levitz and certain officers. (1)
10.02       Form of Indemnification Agreement. (1)
10.03       Incentive Plan of the Company. (1)
10.04       Amendment to Shareholders Agreement dated as of May 14, 1993. (1)
10.05 Senior Deferred Coupon Debenture Indenture dated as of December 1, 1992 between the Company and First Bank National Association, as Trustee. (1)
10.06       Form of Senior Deferred Coupon Debenture (included as Exhibit A to
            10.05 above). (1)
10.07 First Supplemental Indenture dated as of April 21, 1993, relating to the Debenture Indenture. (1)
10.08 Second Supplemental Indenture, dated as of June 16, 1993, relating to the Debenture Indenture. (1)
10.09 Account Purchase Agreement dated as of October 31, 1987 by and among Levitz and its Subsidiaries and General Electric Credit Corporation, as amended, restated and renamed as of May 2, 1994 as the Account Purchase and Credit Card Program Agreement. (3)
10.10 Shareholders Agreement, dated as of December 23, 1986 between the Company and the Investors. (4)
10.11 Form of Agreement of Indemnification dated March 5, 1985 between Levitz and certain directors of Levitz Furniture Corporation. (4)
10.12 Employment Agreement by and among Levitz Furniture Incorporated, Levitz Furniture Corporation and Michael Bozic, dated as of November 1, 1995. (5)
10.13 Employment Agreement by and among Levitz Furniture Incorporated, Levitz Furniture Corporation and Edward F. Gilligan, dated as of November 28, 1995. (6)
10.14       Supplemental Executive Retirement Plan of Levitz dated April,
            1995. (7)
10.15       Levitz Bonus Plan. (7)
10.16 13-3/8% Senior Note Indenture, dated as of March 1, 1996, between Levitz Furniture Corporation and American Bank National Association, as Trustee. (7)
10.17       Form of 13-3/8% Senior Note (included as Exhibit A to 10.16 above). (7)
10.18 First Supplemental Indenture, dated as of May 29, 1996, to the 13-3/8% Senior Note Indenture, dated as of March 1, 1996 between Levitz Furniture Corporation and American Bank National Association, as Trustee. (7)
10.19 Warrant Agreement, dated as of March 25, 1996, by and between the Company and American Stock Transfer & Trust Company, as Agent.(7)
10.20       Form of Warrant, dated March 25, 1996 (included as Exhibit A to
            Exhibit 10.19 above). (7)
10.22 Warrant Certificate, dated as of July 1, 1996, by and between the Company and Apollo Investment Fund III, L.P. (7)
10.23 Warrant Certificate, dated as of July 1, 1996, by and between the Company and Apollo Overseas Partners III, L.P. (7)
10.24 Warrant Certificate, dated as of July 1, 1996, by and between the Company and Apollo (U.K.) Partners III, L.P. (7)
10.25 Registration Rights Agreement, dated as of July 1, 1996, by and among the Company, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo (U.K.) Partners II, L.P. and Court Square Capital Limited. (7)

EXHIBIT NO.             DESCRIPTION OF EXHIBITS
-----------             -----------------------
10.26 $150,000,000 Credit Agreement, dated as of July 1, 1996, among Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., John M. Smyth Company, each of the lenders from time to time parties thereto, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Partners III, L.P. and BT Commercial Corporation, as agent. (7)
10.27       $40,000,000 Credit Agreement, dated as of July 1, 1996, among
            Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., John M. Smyth Company, each of the lenders from time to time parties thereto, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Partners III, L.P. and BT Commercial Corporation, as agent. (7)
10.28 Intercreditor and Collateral Agency Agreement, dated as of July 1, 1996, among Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., John M. Smyth Company, BT Commercial Corporation and the lenders named therein. (7)
10.29 Intercreditor Agreement, dated as of July 1, 1996, among Levitz Furniture Corporation, General Electric Capital Corporation, BT Commercial Corporation and the lenders named therein. (7)
10.30 Revolving Note, dated July 1, 1996, by and among BT Commercial Corporation, Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (7)
10.31 Term Note, dated July 1, 1996, by and among Apollo (UK) Partners III, L.P. and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (7)
10.32 Term Note, dated July 1, 1996, by and among Apollo Overseas Partners III, L.P. and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (7)
10.33 Term Note, dated July 1, 1996, by and among Apollo Investment Fund III, L.P. and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (7)
10.34 Note, dated July 1, 1996, by and among BT Commercial Corporation and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth
            Company. (7)
10.35 Security Agreement, dated as of July 1, 1996, by Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company in favor of BT Commercial Corporation. (7)

EXHIBIT NO.             DESCRIPTION OF EXHIBITS
-----------             -----------------------
10.36       Pledge Agreement, dated as of July 1, 1996, by and between Levitz
            Furniture Corporation and BT Commercial Corporation. (7)
10.37       Amendment No. 1 dated as of December 6, 1996 to the Credit
            Agreements dated as of July 1, 1996 among Levitz Furniture
            Corporation, et al. and BT Commercial Corporation, as Agent. (9)
10.38       Form of Employment  Agreement by and among Levitz Furniture
            Corporation and Brian Levy dated as of September 11, 1996. (10)
10.39       Amendment No. 2 dated as of December 16, 1996 to the Credit
            Agreements dated as of July 1, 1996 among Levitz Furniture
            Corporation, et al. and BT Commercial Corporation, as Agent. (10)
10.40       Amendment No. 3 dated as of June 13, 1997 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation, et al.
            and BT Commercial Corporation, as Agent.
10.41       Amendment No. 4 dated as of June 30, 1997 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation et al.
            and BT Commercial Corporation, as Agent.
10.42       Amendment dated as of July 8, 1997 to the Account Purchase and
            Credit Card Program Agreement dated as of October 31, 1987 by and among Levitz Furniture Corporation, et al. and General Electric
            Capital Corporation.
10.43       Form of Employment Agreement by and among Levitz Furniture
            Corporation and Robert A. Homler dated as of July 1, 1997.
21.01       Wholly Owned Subsidiaries of Levitz Furniture Incorporated.
21.02       Wholly Owned Subsidiaries of Levitz Furniture Corporation.
27          Financial Data Schedule.

------------

 (1) Incorporated by reference from the Company's and Levitz's Registration Statement Nos. 33-61534 and 33-61534-01 on Form S-1 filed April 23, 1993.
 (2)        Incorporated by reference from Levitz's Registration Statement No.
            33-1325 on Form S-1 declared effective on August 13, 1986.
 (3) Incorporated by reference from Levitz's Annual Report on Form 10K for the year ended March 31, 1994.
 (4)        Incorporated by reference from Levitz's Registration Statement No.
            33-12639 on Form S-1 declared effective on May 12, 1987.
 (5) Incorporated by reference from Levitz Furniture Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 1995.
 (6) Incorporated by reference from Levitz Furniture Corporation's quarterly report on Form 10-Q for the quarter ended December 31, 1995.
 (7)        Incorporated by reference from Levitz Furniture Corporation's
            Form 10-K for the fiscal year ended March 31, 1996.
 (8) Incorporated by reference from Levitz Furniture Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 1996.
 (9)        Incorporated by reference to Form 8-K filed December 6, 1996.
(10) Incorporated by reference from Levitz Furniture Corporation's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

                                 EXHIBIT INDEX

EXHIBIT

10.40       Amendment No. 3 dated as of June 13, 1997 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation, et al.
            and BT Commercial Corporation, as Agent.
10.41       Amendment No. 4 dated as of June 30, 1997 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation et al.
            and BT Commercial Corporation, as Agent.
10.42       Amendment dated as of July 8, 1997 to the Account Purchase and
            Credit Card Program Agreement dated as of October 31, 1987 by and among Levitz Furniture Corporation, et al. and General Electric
            Capital Corporation.
10.43       Form of Employment Agreement by and among Levitz Furniture
            Corporation and Robert A. Homler dated as of July 1, 1997.
21.01       Wholly Owned Subsidiaries of Levitz Furniture Incorporated.
21.02       Wholly Owned Subsidiaries of Levitz Furniture Corporation.
27          Financial Data Schedule.