Form 10-Q
period 1997-06-30
LEVITZ FURNITURE CORP /FL/
filed 1997-08-15
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________


                        Commission File Number 33-61534


                          LEVITZ FURNITURE CORPORATION
             (Exact name of registrant as specified in its charter)

           FLORIDA                                              23-1657490
           -------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

6111 BROKEN SOUND PARKWAY, N.W., BOCA RATON, FL                     33487-2799
-----------------------------------------------                     ----------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (561) 994-6006
                                 --------------
              (Registrant's telephone number, including area code)



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

On July 31, 1997, there were 1,000 shares of Common Stock, par value $0.40, outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Dollars in thousands)
                                                         June 30,     March 31,
                                                           1997         1997
                                                        (Unaudited)
                                                         ---------    ---------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $ 10,051    $   9,267
  Receivables                                               31,059       37,358
  Inventories                                              150,663      169,488
  Deposits and prepaid expenses                              4,579        3,514
  Deferred income taxes                                       --            933
                                                         ---------    ---------

    Total current assets                                   196,352      220,560
                                                         ---------    ---------

PROPERTY AND EQUIPMENT, net                                211,782      214,826
                                                         ---------    ---------

PROPERTY UNDER CAPITAL LEASES, net                         116,825      119,077
                                                         ---------    ---------

OTHER ASSETS:
  Receivable under account purchase agreement              381,000      327,000
  Intangible leasehold interests                            15,294       15,613
  Deferred financial fees                                   11,245       11,975
  Goodwill                                                  18,048       18,177
  Other                                                      4,917        4,947
                                                         ---------    ---------
                                                           430,504      377,712
                                                         ---------    ---------
                                                         $ 955,463    $ 932,175
                                                         =========    =========

                    LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                        $  18,403    $  19,524
  Current portion of long-term debt                          5,202       11,193
  Current portion of obligations under capital leases        3,228        3,398
  Accounts payable, trade                                   55,550       73,044
  Accrued expenses and other liabilities                    88,317       88,897
  Payable to parent                                         13,239       10,304
  Deferred income taxes                                      1,546         --
  Revolver borrowings                                       83,390       75,220
                                                         ---------     --------

    Total current liabilities                              268,875      281,580
                                                         ---------    ---------

LONG-TERM DEBT, net of current portion                     275,126      273,976
                                                         ---------    ---------

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion    73,668       74,466
                                                         ---------    ---------

OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT                381,000      327,000
                                                         ---------    ---------

OTHER NONCURRENT LIABILITIES                                24,241       24,424
                                                         ---------    ---------

DEFERRED INCOME TAXES                                       40,176       48,101
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
  Common stock, at par value                                     1            1
  Capital in excess of par                                  58,453       58,453
  Retained earnings (deficit)                             (165,440)    (155,389)
  Minimum pension liability                                   (637)        (637)
                                                          ---------    ---------

    Total stockholder's deficit                           (107,623)     (97,572)
                                                          ---------    ---------
                                                         $ 955,463    $ 931,975
                                                          =========    =========

                        See Notes to Financial Statement


                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (Dollars in thousands except share data)

                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                       1997              1996
                                                     ------------   ------------
Net sales                                               $ 211,367     $ 228,128
                                                         --------      --------
Costs and expenses:
  Cost of sales                                           115,767       126,513
  Selling, general and administrative expenses             86,985        90,310
  Non-recurring charges (Note 6)                            3,817            -
  Store closing charge (Note 6)                                -          8,295
  Depreciation and amortization                             6,513         6,899
                                                         --------       -------

                                                          213,082       232,017
                                                          --------      --------
Operating loss                                             (1,715)       (3,889)

Interest expense, net                                      13,794        12,795
                                                          ------        ------

Loss before income taxes                                  (15,509)      (16,684)

Income tax benefit                                          5,465         5,879
                                                          --------      --------

Loss before extraordinary items                           (10,044)      (10,805)

Extraordinary item, net of tax benefit of
  $1,090 (Note 6)                                           -            (2,002)
                                                          --------      --------

Net loss                                                $ (10,044)    $ (12,807)
                                                         =========      ========

Earnings (loss) per common share (Note 5 and 6):
  Loss before extraordinary item                         $ 10,044     $ (10,805)
  Extraordinary item                                           -      $  (2,002)
                                                          --------      --------

Net loss per common share                                $ 10,044     $ (12,807)
                                                          ========      ========

Weighted average number of common shares outstanding:       1,000         1,000
                                                          ========      ========

                        See Notes to Financial Statement

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                   (Unaudited)

                                                   Three Months Ended June 30,
                                            -----------------------------------
                                                         1997            1996
                                                 --------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (10,044)   $ (12,807)
                                                          ---------    ---------

Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                               3,822        3,970
  Amortization                                               2,691        2,929
  Loss (gain) on disposal of property and equipment             16         (279)
  Amortization of deferred financing fees                      730          392
  Pension expense                                              486          350
  Other                                                         74           73
  Benefit for deferred taxes                                (5,466)      (5,655)
  Extraordinary loss related to early redemption of
    debt, before tax benefit                                     -        3,092
  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                            6,294       (5,079)
      Inventories                                           18,825      (20,845)
      Deposits and prepaid expenses                         (1,065)      (1,110)
      Other, net                                                (8)          (3)
    Increase (decrease) in:
      Accounts payable, trade                              (17,494)      18,486
      Accrued expenses and other liabilities                  (927)       3,304
      Payable to parent                                      2,947        5,835
      Other noncurrent liabilities                            (247)       5,281
                                                          ---------    ---------

        Total adjustments                                   10,678       10,741
                                                          ---------    ---------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          634       (2,066)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (3,349)        (967)
  Proceeds from sale of property and equipment and
    other assets                                             2,327          152
                                                          ---------    ---------

   NET CASH USED IN INVESTING ACTIVITIES                    (1,022)        (815)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Senior Secured Facilities               250,035      103,400
  Repayments under Senior Secured Facilities              (240,508)    (105,011)
  Principal payments on long-term debt                      (6,301)        (324)
  Principal payments under capital lease obligations          (968)      (1,260)
  Increase (decrease) in cash overdrafts                    (1,121)       2,967
  Payment of deferred financing fees                             -       (1,019)
                                                          ---------    ---------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,137       (1,247)
                                                          ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           784       (4,128)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               9,267       12,755
                                                          ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  10,051    $   8,627
                                                          =========    =========

                       See Notes to Financial Statements

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1997

                                   (Unaudited)


1.       BASIS OF PRESENTATION:

         Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz"), a Florida corporation, is a wholly-owned subsidiary of Levitz Furniture Incorporated (LFI).

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in LFI's audited financial statements for the year ended March 31, 1997, which is included in its Form 10K filed in July 1997.

2.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                                            Three Months Ended
                                                                June 30,
                                                                --------
                                                              1997        1996
                                                          --------    --------

          Interest paid, net                              $ 13,179    $ 10,979
                                                          ========    ========

          Income tax refunds, net                         $ (2,470)   $ (6,991)
                                                          ========    ========

3.       LONG-TERM DEBT AND REVOLVER BORROWINGS:

         Levitz has a senior secured facilities agreement providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities are comprised of $115.0 million of revolving notes, $35.0 million of term notes and $40.0 million of other notes.

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

         The maximum borrowings, excluding the term notes, under the Senior Secured Facilities are calculated based upon inventory and receivable levels and a fixed asset sublimit. The maximum borrowings were $155.0 million which are permanently reduced each year effective July 1997 by an amount equal to the lesser of $5.0 million or 100% of Excess Cash Flow, sale of assets as they occur and by an additional amount when additional term notes are issued to pay interest. On June 30, 1997, Levitz exercised its option to issue additional term notes of approximately $1.4 million in lieu of paying interest thereon for the quarter ended June 30, 1997. Availability under the Senior Secured Facilities at June 30, 1997 was $4.0 million.

         As a result of the refinancing, Levitz incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of Levitz's previous credit agreement. The after-tax loss was $2.0 million or $2,002 per share.

         In order to comply with the Emerging Issues Task Force EITF 95-22 regarding classification of certain debt instruments, $83.4 million of the revolving notes are classified as Revolver Borrowings in current liabilities.

         On December 6, 1996, June 13, 1997 and June 30, 1997, Levitz obtained amendments under the Senior Secured Facilities to lower the interest coverage ratio requirements thereunder through July 1, 2001 allowing Levitz to remain in compliance with the Senior Secured Facilities covenants. The June 30, 1997 amendment, among other things, further decreased the interest coverage ratio for the quarter ended June 30, 1997. Levitz obtained an amendment to the Senior Secured Facilities on July 25, 1997 which provided $9.0 million of advanced funding by assigning the proceeds of the sale agreement on its North Avenue, Chicago, Illinois property to the bank. The sale is anticipated to close in the third quarter of Fiscal 1998. Management has a reasonable basis to believe Levitz will be in compliance with the Senior Secured Facilities covenants as amended, which assumes achieving improved comparable store sales for the next twelve months. Management has also been seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with GECC so that Levitz can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful or achieve compliance with the covenants.

         Levitz has incurred $48.7 million of losses during the past two fiscal years, while cash provided by operating activities has decreased from $34.0 million during the fiscal year ended March 31, 1995 to $1.2 million during the fiscal year ended March 31, 1997. Levitz experienced a comparable store sale decline of 6.4% and a net loss of $10.0 million in the quarter ended June 30, 1997. These factors, in the short-term, may seriously jeopardize Levitz's ability to continue as a going concern.

         Levitz's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to achieve increased sales and operating profit. No assurances can be given that Levitz will be able to meet these objectives in the short-term.

4.       TRANSFER AND SERVICING OF FINANCIAL ASSETS:

         Levitz and General Electric Capital Corporation (GECC) are parties to an Account Purchase and Credit Card Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. The termination provision includes a payment of a $3.5 million termination fee. At June 30, 1997 GECC had purchased $748.5 million of customer credit obligations. Pursuant to generally accepted accounting principles, prior to January 1, 1997, these transactions were recorded as a sale in accordance with SFAS No. 77.

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

         Effective January 1, 1997, Levitz was required to account for the transactions under the GECC Agreement in accordance with SFAS No. 125. SFAS No. 125 requires the transferred assets to be "beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership." Due to this requirement and not finalizing a new agreement with GECC which met the sale criteria of SFAS No. 125, Levitz was now required to account for these transactions as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. Consequently, Levitz recorded $381.0 million as a Receivable Under Account Purchase Agreement and an offsetting Obligation Under Account Purchase Agreement in its June 30, 1997 financial statements.

         Levitz is exposed to market risk under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional discount fees and to a limited extent, credit losses. Levitz recorded income of $1.9 million and $3.8 million, respectively for the quarters ended June 30, 1997 and 1996. These amounts are included in selling, general and administrative expenses. See Note 6.

5.       EARNINGS PER COMMON SHARE:

         Earnings per common share are based on the weighted average number of common shares outstanding during each year of 1,000 shares.

6.       NON-RECURRING AND CLOSED STORE CHARGES:

         In July 1997, the former President-Merchandising/Marketing resigned. LFI accrued a charge for future payroll and employee benefit costs of $1.3 million in connection with the Officer's employment agreement. Also, LFI incurred a $2.5 million charge for the partial write-off of future service revenue receivable under the GECC Agreement. The write-off occurred since Levitz is required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes.

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

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
         Results of Operations

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                                     Percentage of Net Sales
                                                     -----------------------
                                                        THREE MONTHS ENDED
                                                             June 30,
                                                -----------------------------
                                                   1997               1996
                                                -----------       -----------

Net sales                                          100.0%             100.0%

Cost of sales                                       54.8                55.5
                                                    ------             ------

Gross profit                                        45.2                44.5

Selling, general and administrative expenses        41.1                39.6

Non-recurring charges                                1.8                  -

Store closing charge                                 -                   3.6

Depreciation and amortization                        3.1                 3.0
                                                    ------             ------
Operating loss                                      (0.8)               (1.7)

Interest expense                                     6.5                 5.6
                                                    ------             ------
Loss before income taxes                            (7.3)               (7.3)

Income tax benefit                                   2.6                 2.6
                                                    ------             ------
Loss before extraordinary items                     (4.7)               (4.7)

Extraordinary items, net of tax                      -                  (0.9)
                                                    ------             ------
Net loss                                            (4.7%)             (5.6%)
                                                    ======             ======
Comparable store sales decrease                     (6.4%)             (5.7%)
                                                    ======             ======


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net sales of $211.4 million for the period ended June 30, 1997 decreased $16.7 million or 7.3% from net sales of $228.1 million in the same period for the prior year. Sales on a comparable store basis decreased 6.4%. Comparable store sales for April and May 1997 decreased 0.1% from the comparable period for the prior year. June 1997 comparable store sales declined 7.3% for the same month of the prior year. The decrease in comparable store sales for June 1997 was primarily due to the termination of an advertising agency and the decrease in inventory levels during May 1997. Decreased net sales and comparable store sales have reduced operating performance significantly during the past two years.

Gross profit as a percentage of net sales increased to 45.2% from 44.5% for the periods ended June 30, 1997 and 1996. The increase in gross profit as a percentage of net sales is attributable to a change in merchandise mix and pricing policy.

Selling, general and administrative (SG&A) expenses of $87.0 million for the period ended June 30, 1997 decreased $3.3 million from SG&A expenses of $90.3 million as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 41.1% from 39.6% for the periods ended June 30, 1997 and 1996, respectively. The percent of net sales increase is due to the decline in net sales.

During the quarter ended June 30, 1997, Levitz incurred non-recurring charges for one Officer's termination in the amount of $1.3 million and $2.5 million on the partial write-off of a receivable due to the loss of sale accounting treatment under the GECC Agreement.

During the quarter ended June 30, 1996, Management developed a plan to close five satellite stores effective October 31, 1996. The store closing charge of $8.3 million, pre-tax, includes the reduction of the carrying value of the store assets to the estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements.

Depreciation and amortization expenses decreased to $6.5 million for the period ended June 30, 1997 from $6.9 million for the comparable period of the prior year.

Operating loss was $1.7 million for the period ended June 30, 1997 as compared to an operating loss of $3.9 million for the same period of the prior year.

Interest expense for the period ended June 30, 1997 increased to $13.8 million from $12.8 million for the same period of the prior year due to increased average borrowings.

As a result of the aforementioned factors, loss before income taxes for the period ended June 30, 1997 amounted to $15.5 million or 7.3% of net sales as compared to loss of $16.7 million or 7.3% of net sales for the same period of the prior year.

The income tax benefit was $5.9 million for the period ended June 30, 1997 as compared to an income tax benefit of $5.9 million for the same period of the prior year. The effective tax rate was 35.2% for the three month periods ended June 30, 1997 and 1996, respectively.

Loss before extraordinary items for the period ended June 30, 1997 amounted to $10.0 million or 4.7% of net sales as compared to a loss of $10.8 million or 4.7% of net sales for the same period of the prior year. The results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be achieved for the full fiscal year.

An extraordinary loss, net of tax benefits of $2.0 million for the period ended June 30, 1996 was due to the write-off of deferred financing fees related to the termination of the previous bank credit agreement.

The increase in working capital for the period ended June 30, 1997 was primarily due to the decrease in receivables of $6.3 million and the decrease in inventory of $18.8 million as offset by the decrease in trade payables of $17.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from the transfer of customer credit obligations to GECC) and borrowings under the Senior Secured Facilities. During the quarter ended June 30, 1997, Levitz generated approximately $0.7 million of net cash flow from operations as compared to a loss of $2.0 million in the quarter ended June 30, 1996. Such amounts primarily represent net income (loss) plus depreciation and amortization expenses of approximately $6151 million and $6.9 million for the periods ended June 30 1997 and 1996, respectively.

Working capital changes impact cash flow from operations. Such changes, excluding income taxes, resulted in an increase in funds available of approximately $5.6 million for the period ended June 30, 1997 as compared to an increase in funds available of approximately $4.9 million for the comparable period ended June 30, 1996.

Net cash provided by financing activities amounted to $1.1 million in the period ended June 30, 1997 and includes increased borrowings under the Senior Secured Facilities of $9.5 million less principal payments under long-term obligations of $7.3 million.

Levitz's capital expenditures (other than for capitalized leases) totalled approximately $3.3 million during the period ended June 30, 1997. Capital expenditures were for existing store improvements and equipment. Management estimates that approximately $6.0 million to $10.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz does not expect to open any new stores during the fiscal year ending March 31, 1998.

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

As of June 30, 1997, Levitz (excluding its Obligation Under Account Purchase Agreement) had an aggregate of $363.7 million of total debt outstanding and $76.9 million of capitalized lease obligations.

The GECC Agreement provides for the purchase of Levitz's customer credit obligations by GECC up to a maximum of $900.0 million, of which GECC had purchased $748.5 million at June 30, 1997. Levitz and GECC are in the process of renegotiating this agreement for the purpose of extending the termination date, changing the fee arrangement and to meet the requirements for sale accounting under SFAS No. 125. The GECC Agreement as amended on July 8, 1997 currently expires in October, 1999. Upon the expiration date Levitz will be required to repurchase all of the outstanding credit obligations purchased by GECC after December 31, 1996 at a price equal to their outstanding balance less a loss reserve. Levitz is exposed to market risk under the terms of the GECC Agreement, and pays a fee or receives cash payments, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional advertising fees and to a limited extent, credit losses. As a result of the timing of payments under its promotional advertising program, LFI anticipates a reduction in cash flow resulting from the GECC Agreement during Fiscal 1998 in the amount of approximately $23.0 million. A one-percent change in the prime rate (when prime is greater than 7%) would increase or decrease the income from GECC by approximately $6.0 to $7.5 million per year.

Going Concern

On December 6, 1996, June 13, 1997 and June 30, 1997, Levitz obtained amendments under the Senior Secured Facilities to lower the interest coverage ratio requirements thereunder through July 1, 2001 allowing Levitz to remain in compliance with the Senior Secured Facilities covenants. The June 30, 1997 amendment, among other things, further decreased the interest coverage ratio for the quarter ended June 30, 1997. Levitz obtained an amendment to the Senior Secured Facilities on July 25, 1997 which provided $9.0 million of advanced funding by assigning the proceeds of the sale agreement on its North Avenue, Chicago, Illinois property to the bank. The sale is anticipated to close in the third quarter of Fiscal 1998. Management has a reasonable basis to believe Levitz will be in compliance with the Senior Secured Facilities covenants as amended in Fiscal 1998, which assumes achieving improved comparable store sales for the next twelve months. Management has also been seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with GECC so that Levitz can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful or achieve compliance with the covenants.

Levitz has incurred $48.7 million of losses during the past two fiscal years, while cash provided by operating activities has decreased from $34.0 million during the fiscal year ended March 31, 1995 to $1.2 million during the fiscal year ended March 31, 1997. In addition, availability under the Senior Secured Facilities was $4.0 million at June 30, 1997. Levitz experienced a comparable store sale decline of 6.4% and a net loss of $10.0 million in the quarter that ended June 30, 1997. These factors, in the short-term, may seriously jeopardize Levitz's ability to continue as a going concern.

Levitz's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to achieve increased sales and operating profit. No assurances can be given that Levitz will be able to meet these objectives in the short-term.

PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibit 10.44: Amendment No. 5 dated as of July 25, 1997 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as Agent.

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





                                            LEVITZ FURNITURE CORPORATION
                                                    (Registrant)




    Date:  August 11, 1997                  /S/     PATRICK J. NOLAN
                                            ------------------------
                                                    Patrick J. Nolan
                                              Senior Vice President/Chief
                                            Financial Officer and Treasurer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

     Number
 EXHIBIT TABLE                         EXHIBIT

     10.44 Amendment No. 5 dated as of July 25, 1997 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as agent.

       27     Financial Data Schedule.