Form 10-Q/A
period 1997-06-30
LEVITZ FURNITURE CORP /FL/
filed 1997-08-18
CIK 58997

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

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S FINANCIAL STRUCTURE AND THE COMPANY'S COST OF CAPITAL AND BORROWED MONEY; AND (4) THE UNCERTAINTIES INHERENT IN THE COMPANY'S OPERATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.


                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1997

TABLE OF CONTENTS                                                                           PAGE
-----------------                                                                           ----
PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets.....................................      3

              Consolidated Condensed Statements of Operations...........................      4

              Consolidated Condensed Statements of Cash Flows...........................      5

              Notes to Consolidated Condensed Financial Statements......................      6

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

              Comparison of Operations..................................................      9

              Liquidity and Capital Resources...........................................     10

PART II - OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K....................................     13

       Signatures   ....................................................................     14

       Exhibit Index....................................................................     15



PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Dollars in thousands)
                                                                   JUNE 30,       MARCH 31,
                                                                     1997            1997
                                                                 ------------    -----------
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $     10,051    $     9,261
  Receivables                                                          31,059         37,358
  Inventories                                                         150,663        169,488
  Deposits and prepaid expenses                                         4,579          3,514
  Deferred income taxes                                                     -            933
                                                                 ------------    -----------
    Total current assets                                              196,352        220,560
                                                                 ------------    -----------

PROPERTY AND EQUIPMENT, net                                           211,782        214,626
                                                                 ------------    -----------

PROPERTY UNDER CAPITAL LEASES, net                                    116,825        119,077
                                                                 ------------    -----------
OTHER ASSETS:
  Receivable under account purchase agreement                         381,000        327,000
  Intangible leasehold interests                                       15,294         15,613
  Deferred financial fees                                              11,245         11,975
  Goodwill                                                             18,048         18,177
  Other                                                                 4,917          4,947
                                                                 ------------    -----------
                                                                      430,504        377,712
                                                                 ------------    -----------
                                                                 $    955,463    $   931,975
                                                                 ============    ===========
                      LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
  Cash overdrafts                                                $     18,403    $    19,524
  Current portion of long-term debt                                     5,202         11,193
  Current portion of obligations under capital leases                   3,228          3,398
  Accounts payable, trade                                              55,550         73,044
  Accrued expenses and other liabilities                               88,317         88,897
  Payable to parent                                                    13,239         10,304
  Deferred income taxes                                                 1,546              -
  Revolver borrowings                                                  83,390         75,220
                                                                 ------------    -----------

    Total current liabilities                                         268,875        281,580
                                                                 ------------    -----------

LONG-TERM DEBT, net of current portion                                275,126        273,976
                                                                 ------------    -----------

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion               73,668         74,466
                                                                 ------------    -----------

OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT                           381,000        327,000
                                                                 ------------    -----------

OTHER NONCURRENT LIABILITIES                                           24,241         24,424
                                                                 ------------    -----------

DEFERRED INCOME TAXES                                                  40,176         48,101
                                                                 ------------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
  Common stock, at par value                                                1              1
  Capital in excess of par                                             58,453         58,453
  Retained earnings (deficit)                                        (165,440)      (155,389)
  Minimum pension liability                                              (637)          (637)
                                                                 ------------    -----------
    Total stockholder's deficit                                      (107,623)       (97,572)
                                                                 ------------    -----------
                                                                 $    955,463    $   931,975
                                                                 ============    ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.


                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (Dollars in thousands except share data)

                                   (Unaudited)

                                                              THREE MONTHS ENDED JUNE 30,
                                                                 1997            1996
                                                              -----------     -----------

Net sales                                                     $   211,367     $   228,128
                                                              -----------     -----------

Costs and expenses:
  Cost of sales                                                   115,767         126,513
  Selling, general and administrative expenses                     86,985          90,310
  Unusual operating expenses (Note 6)                               3,817               -
  Store closing charge (Note 6)                                         -           8,295
  Depreciation and amortization                                     6,513           6,899
                                                              -----------     -----------

                                                                  213,082         232,017
                                                              -----------     -----------

Operating loss                                                     (1,715)         (3,889)

Interest expense, net                                              13,794          12,795
                                                              -----------     -----------

Loss before income taxes                                          (15,509)        (16,684)

Income tax benefit                                                  5,465           5,879
                                                              -----------     -----------

Loss before extraordinary items                                  (10,044)         (10,805)
                                                              -----------     -----------

Extraordinary item, net of tax benefit of
  $1,090 (Note 6)                                                       -          (2,002)
                                                              -----------     -----------

Net loss                                                      $   (10,044)    $   (12,807)
                                                              ===========     ===========

Earnings (loss) per common share (Note 5 and 6):
  Loss before extraordinary item                              $    10,044     $   (10,805)
  Extraordinary item                                                    -     $    (2,002)
                                                              -----------     -----------

Net loss per common share                                     $    10,044     $   (12,807)
                                                              ===========     ===========

Weighted average number of common shares outstanding                1,000           1,000
                                                              ===========     ===========


                 The accompanying notes are an integral part of
                     these condensed financial statements.


                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                   (Unaudited)


                                                               THREE MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                                  1997              1996
                                                              -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $   (10,044)      $   (12,807)
                                                              -----------       -----------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                      3,822             3,970
  Amortization                                                      2,691             2,929
  Amortization of deferred financing fees                             730               392
  Other                                                               606               144
  Benefit for deferred taxes                                       (5,466)           (5,655)
  Extraordinary loss related to early redemption of
    debt, before tax benefit                                            -             3,092
  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                                   6,299            (5,079)
      Inventories                                                  18,825           (20,845)
      Deposits and prepaid expenses                                (1,065)           (1,110)
      Other, net                                                       (8)               (3)
    Increase (decrease) in:
      Accounts payable, trade                                     (17,494)           18,486
      Accrued expenses and other liabilities                         (927)            3,304
      Payable to parent                                             2,947             5,835
      Other noncurrent liabilities                                   (247)            5,281
                                                              -----------       -----------

        Total adjustments                                          10,713            10,741
                                                              -----------       -----------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 669            (2,066)
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (3,349)             (967)
  Proceeds from sale of property and equipment and
    other assets                                                    2,327               152
                                                              -----------       -----------

   NET CASH USED IN INVESTING ACTIVITIES                           (1,022)             (815)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Senior Secured Facilities                      250,035           103,400
  Repayments under Senior Secured Facilities                     (240,508)         (105,011)
  Principal payments on long-term debt                             (6,301)             (324)
  Principal payments under capital lease obligations                 (968)           (1,260)
  Increase (decrease) in cash overdrafts                           (1,121)            2,967
  Payment of deferred financing fees                                    -            (1,019)
                                                              -----------       -----------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               1,137            (1,247)
                                                              -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  784            (4,128)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      9,267            12,755
                                                              -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    10,051       $     8,627
                                                              -----------       -----------

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

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of June 30, 1997, the results of operations and cash flows for the periods then ended. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

2.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                          ----------------------------
                                              1997              1996
                                          -----------       ----------

         Interest paid, net               $    13,179       $   10,979
                                          ===========       ==========

         Income tax refunds, net          $    (2,470)      $   (6,991)
                                          ===========       ==========

         In June 1997, Levitz exercised its option to issue additional term notes under the Senior Secured Facilities as defined below, of approximately $1.4 million in lieu of paying interest in cash.

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

         The maximum borrowings, excluding the term notes, under the Senior Secured Facilities are calculated based upon inventory and receivable levels and a fixed asset sublimit. The maximum borrowings were $155.0 million which are permanently reduced each year effective July 1997 by an amount equal to the lesser of $5.0 million or 100% of excess cash flow, and the amount of additional term notes issued to pay interest. On June 30, 1997, Levitz exercised its option to issue additional term notes of approximately $1.4 million in lieu of paying interest in cash. Availability under the Senior Secured Facilities at June 30, 1997 was $4.0 million. During the quarter ended June 30, 1996, Levitz incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of Levitz's previous credit agreement. The after-tax loss was $2.0 million or $2,002 per share.

         In order to comply with the Emerging Issues Task Force EITF 95-22 regarding classification of certain debt instruments, $83.4 million of the revolving notes are classified as Revolver Borrowings in current liabilities.

         On December 6, 1996, June 13, 1997 and June 30, 1997, Levitz obtained amendments under the Senior Secured Facilities to lower the interest coverage ratio requirements thereunder through July 1, 2001 allowing Levitz to remain in compliance with the Senior Secured Facilities covenants. The June 30, 1997 amendment, among other things, further decreased the interest coverage ratio for the quarter ended June 30, 1997. Levitz obtained an amendment to the Senior Secured Facilities on July 25, 1997 which provided $9.0 million of funding payable on the earlier of October 31, 1997 or upon the sale of Levitz's North Avenue, Chicago, Illinois property. The sale is anticipated to close in the third quarter of Fiscal 1998. Management has a reasonable basis to believe Levitz will be in compliance with the Senior Secured Facilities covenants as amended, which assumes achieving improved comparable store sales for the next twelve months. Management has also been seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with GECC, as discussed in Note 4, so that Levitz can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful or achieve compliance with the covenants.

         Levitz has incurred $48.7 million of losses during the past two fiscal years, while cash provided by operating activities has decreased from $34.0 million during the fiscal year ended March 31, 1995 to $1.2 million during the fiscal year ended March 31, 1997. Levitz experienced a comparable store sale decline of 6.4% and a net loss of $10.0 million in the quarter ended June 30, 1997. These factors may seriously jeopardize Levitz's ability to continue as a going concern.

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

4.       TRANSFER AND SERVICING OF FINANCIAL ASSETS:

         Levitz and General Electric Capital Corporation (GECC) are parties to an Account Purchase and Credit Card Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. The termination provision includes a payment of a $3.5 million termination fee. At June 30, 1997 GECC had $748.5 million of customer credit obligations outstanding. Pursuant to generally accepted accounting principles, prior to January 1, 1997, these transactions were recorded as a sale in accordance with SFAS No. 77.

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

6.       UNUSUAL OPERATING EXPENSES AND STORE CLOSING CHARGE:

         In July 1997, the former President-Merchandising/Marketing resigned. Levitz accrued a charge for future payroll and employee benefit costs of $1.3 million in connection with the Officer's employment agreement. Also, Levitz incurred a $2.5 million reduction for the partial write-off of future service revenue receivable under the GECC Agreement. The write-off occurred since Levitz is required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes.

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

COMPARISON OF OPERATIONS

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                                     PERCENTAGE OF NET SALES
                                                   --------------------------
                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                   --------------------------
                                                      1997              1996
                                                   --------          --------

Net sales                                             100.0 %           100.0 %

Cost of sales                                          54.8              55.5
                                                   --------          --------

Gross profit                                           45.2              44.5

Selling, general and administrative expenses           41.1              39.6

Unusual operating expenses                              1.8                 -

Store closing charge                                      -               3.6

Depreciation and amortization                           3.1               3.0
                                                   --------          --------

Operating loss                                         (0.8)             (1.7)

Interest expense                                        6.5               5.6
                                                   --------          --------

Loss before income taxes                               (7.3)             (7.3)

Income tax benefit                                      2.6               2.6
                                                   --------          --------

Loss before extraordinary items                        (4.7)             (4.7)

Extraordinary items, net of tax                           -              (0.9)
                                                   --------          --------

Net loss                                               (4.7)%            (5.6)%
                                                   --------          --------

Comparable store sales decrease                        (6.4)%            (5.7)%
                                                   --------          --------


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net sales of $211.4 million for the period ended June 30, 1997 decreased $16.7 million or 7.3% from net sales of $228.1 million in the same period for the prior year. Sales on a comparable store basis decreased 6.4%. Comparable store sales for April and May 1997 decreased 0.1% from the comparable period for the prior year. June 1997 comparable store sales declined 17.3% for the same month of the prior year. The decrease in comparable store sales for June 1997 was primarily due to the termination of an advertising agency, the decrease in inventory levels during the quarter and a change in date of credit promotions in June 1997. Decreased net sales and comparable store sales have reduced operating performance significantly during the past two years.

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

During the quarter ended June 30, 1997, Levitz incurred unusual operating expenses for one officer's termination in the amount of $1.3 million and $2.5 million on the partial write-off of a receivable due to the loss of sale accounting treatment under the GECC Agreement.

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

The income tax benefit was $5.5 million for the period ended June 30, 1997 as compared to an income tax benefit of $5.9 million for the same period of the prior year. The effective tax rate was 35.2% for the three month periods ended June 30, 1997 and 1996, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from the transfer of customer credit obligations to GECC) and borrowings under the Senior Secured Facilities. During the quarter ended June 30, 1997, Levitz generated approximately $0.7 million of net cash flow from operations as compared to $2.0 million used in operating activities in the quarter ended June 30, 1996. Such amounts primarily represent net loss plus depreciation and amortization expenses of approximately $6.5 million and $6.9 million for the periods ended June 30 1997 and 1996, respectively.

Working capital changes impact cash flow from operations. Such changes, excluding income taxes, resulted in an increase in funds available of approximately $5.6 million for the period ended June 30, 1997 as compared to a decrease in funds available of approximately $5.2 million for the comparable period ended June 30, 1996. The increase in working capital for the period ended June 30, 1997 was primarily due to the decrease in receivables of $6.3 million and the decrease in inventory of $18.8 million as offset by the decrease in trade payables of $17.5 million.

Net cash provided by financing activities amounted to $1.1 million in the period ended June 30, 1997 and includes increased borrowings under the Senior Secured Facilities of $9.5 million less principal payments under long-term obligations of $7.3 million.

Levitz's total capital expenditures (other than for capitalized leases) were approximately $3.3 million during the period ended June 30, 1997. Capital expenditures were for existing store improvements and equipment. Management estimates that approximately $6.0 million to $10.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz does not expect to open any new stores during the fiscal year ending March 31, 1998.

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

As of June 30, 1997, Levitz had an aggregate of $363.7 million of total debt outstanding (excluding its Obligation Under Account Purchase Agreement) and $76.9 million of capitalized lease obligations.

The GECC Agreement provides for the purchase of Levitz's customer credit obligations by GECC up to a maximum of $900.0 million, of which GECC had outstanding $748.5 million at June 30, 1997. Levitz and GECC are in the process of renegotiating this agreement for the purpose of extending the termination date, changing the fee arrangement and to meet the requirements for sale accounting under SFAS No. 125. The GECC Agreement as amended on July 8, 1997 currently expires in October, 1999. Upon the expiration date Levitz will be required to repurchase all of the outstanding credit obligations purchased by GECC after December 31, 1996 at a price equal to their outstanding balance less a loss reserve. Levitz is exposed to market risk under the terms of the GECC Agreement, and pays a fee or receives cash payments, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional advertising fees and to a limited extent, credit losses. As a result of the timing of payments under its promotional advertising program, LFI anticipates a reduction in cash flow resulting from the GECC Agreement during Fiscal 1998 in the amount of approximately $23.0 million. A one-percent change in the prime rate (when prime is greater than 7%) would increase or decrease the income from GECC by approximately $6.0 to $7.5 million per year.

GOING CONCERN

On December 6, 1996, June 13, 1997 and June 30, 1997, Levitz obtained amendments under the Senior Secured Facilities to lower the interest coverage ratio requirements thereunder through July 1, 2001 allowing Levitz to remain in compliance with the Senior Secured Facilities covenants. The June 30, 1997 amendment, among other things, further decreased the interest coverage ratio for the quarter ended June 30, 1997. Levitz obtained an amendment to the Senior Secured Facilities on July 25, 1997 which provided $9.0 million of funding payable on the earlier of October 31, 1997 or upon the sale of Levitz's North Avenue, Chicago, Illinois property. The sale is anticipated to close in the third quarter of Fiscal 1998. Management has a reasonable basis to believe Levitz will be in compliance with the Senior Secured Facilities covenants as amended in Fiscal 1998, which assumes achieving improved comparable store sales for the next twelve months. Management has also been seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with GECC so that Levitz can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful or achieve compliance with the covenants.

Levitz has incurred $48.7 million of losses during the past two fiscal years, while cash provided by operating activities has decreased from $34.0 million during the fiscal year ended March 31, 1995 to $1.2 million during the fiscal year ended March 31, 1997. In addition, availability under the Senior Secured Facilities was $4.0 million at June 30, 1997. Levitz experienced a comparable store sale decline of 6.4% and a net loss of $10.0 million in the quarter that ended June 30, 1997. These factors may seriously jeopardize Levitz's ability to continue as a going concern.

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



                                             LEVITZ FURNITURE CORPORATION
                                                     (Registrant)




Date:  August 11, 1997                      /s/    PATRICK J. NOLAN
                                            -------------------------------
                                                   Patrick J. Nolan
                                              Senior Vice President/Chief
                                            Financial Officer and Treasurer

                                  EXHIBIT INDEX


                              EXHIBITS TO FORM 10-Q

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

10.44 Amendment No. 5 dated as of July 25, 1997 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as agent.

27             Financial Data Schedule.