Form 10-Q
period 1997-09-30
LEVITZ FURNITURE CORP /FL/
filed 1997-11-14
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to _________

Commission File Number 33-61534

                          LEVITZ FURNITURE CORPORATION
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                      23-1657490
--------------------------------                       ------------------
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

6111 BROKEN SOUND PARKWAY, N.W., BOCA RATON, FL           33487-2799
-----------------------------------------------        --------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (561) 994-6006
                     --------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                    No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On October 31, 1997, there were 1,000 shares of Common Stock, par value $0.40 outstanding.

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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 1997

TABLE OF CONTENTS                                                         PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets.......................  3

              Consolidated Condensed Statements of Operations.............  4

              Consolidated Condensed Statements of Cash Flows.............  5

              Notes to Consolidated Condensed Financial Statements........  6

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

              Comparison of Operations.................................... 12

              Liquidity and Capital Resources............................. 15

PART II - OTHER INFORMATION............................................... 17

       Signatures   ...................................................... 18

       Exhibit Index...................................................... 19




PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  SEPTEMBER 30,     MARCH 31,
                                                                      1997             1997
                                                                   (UNAUDITED)
                                                                  -------------     ---------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $     4,987       $  9,267
  Receivables                                                           25,030         37,358
  Inventories                                                          120,389        169,488
  Deposits and prepaid expenses                                          7,738          3,514
  Deferred income taxes                                                    -              933
                                                                   -----------    -----------
    Total current assets                                               158,144        220,560
                                                                   -----------    -----------
PROPERTY AND EQUIPMENT, net                                            205,524        214,626
                                                                   -----------    -----------
PROPERTY UNDER CAPITAL LEASES, net                                     102,295        119,077
                                                                   -----------    -----------
OTHER ASSETS:
  Receivable under account purchase agreement                          531,454        327,000
  Intangible leasehold interests                                        14,998         15,613
  Deferred financial fees                                                3,161         11,975
  Goodwill                                                              17,919         18,177
  Other                                                                  4,589          4,947
                                                                   -----------    -----------
                                                                       572,121        377,712
                                                                   -----------    -----------
                                                                   $ 1,038,084       $931,975
                                                                   ===========    ===========
         LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
  Outstanding checks and cash overdrafts                           $     8,351       $ 19,524
  Current portion of long-term debt                                      1,402         11,193
  Current portion of obligations under capital leases                      -            3,398
  Accounts payable, trade                                               39,502         73,044
  Accrued expenses and other liabilities                                73,444         88,897
  Payable to parent                                                     13,403         10,304
  Deferred income taxes                                                  1,019            -
  Senior Secured Facilities                                                -           75,220
  DIP Facility                                                         130,112            -
                                                                   -----------    -----------
    Total current liabilities                                          267,233        281,580
                                                                   -----------    -----------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion                                 7,782        273,976
  Obligations under capital leases, net of current portion                 -           74,466
  Obligations under account purchase agreement                         531,454        327,000
  Other                                                                    758         24,424
  Deferred income taxes                                                 17,987         48,101
                                                                   -----------    -----------
    Total long-term liabilities                                        557,981        747,967
                                                                   -----------    -----------
LIABILITIES SUBJECT TO COMPROMISE                                      362,225            -
                                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, at par value                                                 1              1
  Capital in excess of par                                              58,453         58,453
  Retained earnings (deficit)                                         (207,172)      (155,389)
  Minimum pension liability                                               (637)          (637)
                                                                   -----------    -----------
    Total stockholders' deficit                                       (149,355)       (97,572)
                                                                   -----------    -----------
                                                                   $ 1,038,084       $931,975
                                                                   ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.


                 LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                         1997        1996        1997        1996
                                       --------    ---------   --------    ---------
Net sales                              $ 207,258   $ 237,146   $ 418,625   $ 465,274
                                       ---------   ---------   ---------   ---------
Costs and expenses:
  Cost of sales                          116,772     130,327     232,539     256,840
  Selling, general and administrative
    expenses                              97,730      96,913     184,714     187,223
  Unusual operating expenses (Note 5)      3,400         -         7,217         -
  Store closing charge (Note 5)              -           -           -         8,295
  Depreciation and amortization            6,444       6,789      12,957      13,688
  Interest expense, net                   12,303      13,846      26,098      26,641
                                       ---------   ---------   ---------   ---------
                                         236,649     247,875     463,525     492,687
                                       ---------   ---------   ---------   ---------

Loss before reorganization items and
  income taxes                           (29,391)    (10,729)    (44,900)    (27,413)

  Reorganization items:  (Note 4)
    Loss on store closings                25,914         -        25,914         -
    Professional fees                        714         -           714         -
                                       ---------   ---------   ---------   ---------
      Total                               26,628         -        26,628         -

Loss before income taxes                 (56,019)    (10,729)    (71,528)    (27,413)

Income tax benefit                        19,742       3,780      25,207       9,659
                                       ---------   ---------   ---------   ---------

Loss before extraordinary items          (36,277)     (6,949)    (46,321)    (17,754)

Extraordinary item, net of tax benefit
  of $2,973 in 1997 and $1,090 in
  1996 (Note 7)                           (5,462)        -        (5,462)     (2,002)
                                       ---------   ---------   ---------   ---------
Net loss                               $ (41,739)  $  (6,949)  $ (51,783)  $ (19,756)
                                       =========   =========   =========   =========

Loss per common share (Note 7 and 8):
  Loss before extraordinary item       $ (36,277)  $  (6,949)  $ (46,321)  $ (17,754)
  Extraordinary item                      (5,462)        -        (5,462)     (2,002)
                                       ---------   ---------   ---------   ---------
Net loss per common share              $ (41,739)  $  (6,949)  $ (51,783)  $ (19,756)
                                       =========   =========   =========   =========

Weighted average number of common
  shares outstanding                       1,000       1,000       1,000       1,000
                                       =========   =========   =========   =========



The accompanying notes are an integral part of these condensed financial statements.


                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                                 1997               1996
                                                              ----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (51,783)         $(19,756)
                                                              ----------         ---------
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation                                                     7,707             7,911
  Amortization                                                     5,250             5,777
  Provision for deferred taxes                                   (28,180)           (9,154)
  Gain on disposal of property and equipment                         136              (150)
  Amortization of deferred financing fees                          3,644             1,126
  Pension expense                                                    772               782
  Other                                                              177               177
  Extraordinary loss related to early redemption of
    debt, before tax benefit                                       8,435             3,092

  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                                 11,052            (3,668)
      Inventories                                                 49,099           (30,499)
      Deposits and prepaid expenses                               (4,328)           (2,859)
      Other, net                                                     392                56
    Increase (decrease) in:
      Accounts payable, trade                                     21,241            22,979
      Accrued expenses and other liabilities                      16,052             4,870
      Payable to parent                                            3,118             5,679
      Other noncurrent liabilities                                  (402)            4,552
                                                              ----------         ---------
        Total adjustments                                         94,165            10,671
                                                              ----------         ---------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             42,382            (9,085)
                                                              ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (6,874)           (3,349)
  Proceeds from sale of property and equipment and
    other assets                                                   2,343               174
                                                              ----------         ---------
   NET CASH USED IN INVESTING ACTIVITIES                          (4,531)           (3,175)
                                                              ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                             454,273           518,178
  Repayments under credit facilities                            (473,921)         (495,679)
  Principal payments on long-term debt                            (6,355)           (2,725)
  Principal payments under capital lease obligations              (1,794)           (2,412)
  Increase (decrease) in cash overdrafts                         (11,173)            2,000
  Payment of deferred financing fees                              (3,161)          (10,272)
                                                              ----------         ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (42,131)            9,090
                                                              ----------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (4,280)           (3,170)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     9,267            12,755
                                                              ----------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   4,987          $  9,585
                                                              ==========         =========


The accompanying notes are an integral part of these condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997

                                   (Unaudited)

1.       PROCEEDINGS UNDER CHAPTER 11 AND BASIS OF PRESENTATION:

         Levitz Furniture Corporation (Levitz), a Florida corporation, is a wholly owned subsidiary of Levitz Furniture Incorporated (LFI).

         On September 5, 1997 (the Petition Date), Levitz Furniture Incorporated, Levitz Furniture Corporation and 10 of its subsidiaries (the Debtors) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors are presently operating their respective businesses as debtors-in-possession. A statutory Creditor's Committee has been appointed in the Chapter 11 cases. The Chapter 11 cases of the Debtors are being jointly administered for procedural purposes only.

         Certain subsidiaries were not included in the Chapter 11 filings. These subsidiaries are inactive and the results of their operations and financial position are not material to the consolidated financial statements.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including the company's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Additionally, the amounts reported on the consolidated condensed balance sheet could materially change because of a plan of reorganization, since such reported amounts do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of September 30, 1997, the results of operations and cash flows for the periods then ended. The results of operations for the period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications to the prior periods' financial statements have been made to conform with classifications used in the current periods.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in Levitz's audited financial statements for the year ended March 31, 1997, which is included in its Form 10K filed in July 1997.

2.       LIABILITIES UNDER CHAPTER 11:

         In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated condensed balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. The company will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. The Bankruptcy Court has approved an order on October 21, 1997 extending the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to March 4, 1998. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for the stores that have been closed through October 31, 1997. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts.

         The principal categories of obligations classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts below in total may vary significantly from the stated amount of proofs of claim that will be filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                            SEPTEMBER 30,
                                                                1997
                                                            (DOLLARS IN
         LIABILITIES SUBJECT TO COMPROMISE                   THOUSANDS)
                                                            ------------

Accounts payable, trade                                     $    41,506
Accrued expenses                                                 15,146
13 3/8% Senior Notes due 10/15/98                                96,031   (1)
9 5/8% Senior Subordinated Notes due 7/15/03                    101,337   (1)
Financing on store building                                       4,000
Obligations under capital leases                                 66,608
Reserve for lease rejection claims                                9,461
Deferred rent on operating leases                                 6,883
Supplemental executive retirement programs                       14,745
Employment agreement severance costs                              2,912
General liability claims                                            736
Reserve for previous store closings                               2,860
                                                            -----------
                                                            $   362,225
                                                            ===========

         (1) Includes accrued interest at September 4, 1997.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the court and becomes effective. Interest on prepetition obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. Contractual interest expense not recorded on certain prepetition debt totaled $1.9 million for the three month and six month periods ended September 30, 1997.

         As of the Petition Date, Levitz's debt consisted of the following (dollars in thousands):


                                                    MATURITY
             DESCRIPTION                              DATE             AMOUNT
             -----------                            --------           ------

         Senior Secured Facilities                July 1, 2001        $152,299
         9 5/8% Senior Subordinated Notes        July 15, 2003         100,000
         13 3/8% Senior Notes                   October 15, 1998        91,267
         Mortgages                                  various             13,180
                                                                      --------
           Total                                                       356,746
                                                                      --------
         Obligations under capital leases           various             76,678
                                                                      --------
           Total debt                                                 $433,424
                                                                      ========

         Levitz had a senior secured facilities agreement with BT Commercial Corporation ("BTCC") for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities were comprised of $115.0 million of revolving notes, $35.0 million of term notes and $40.0 million of other notes. The Senior Secured Facilities were due July 1, 2001.

         The Senior Secured Facilities were secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. LFI and Levitz were subject to certain covenants and restrictions and cross-default provisions as described in the Senior Secured Facilities or debt indentures of Levitz, including among other restrictions the following: provisions which require certain financial tests be met, restrictions with respect to the sale of assets, annual capital expenditures, ability to enter into sale-leaseback transactions or mortgage loans, ability to redeem certain indebtedness, and limitations on the ability to incur additional indebtedness, requirements to repurchase certain indebtedness if a change in control occurs and limitations on the ability to pay dividends or make certain other restricted payments.

         LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") with BTCC as agent. The DIP Facility has been approved by the Bankruptcy Court and provides for up to $260.0 million of availability. The DIP Facility contains revolving notes of $223.6 million and a term note of $36.4 million. Letter of Credit obligations under the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

         Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.50% or BTCC's LIBOR rate plus 3.75%. The term note bears interest at 16%. Levitz is required to pay an unused line fee of 0.50%, and a letter of credit fee of 2.0%. Levitz paid financing fees of $3.2 million on the closing date. These financing fees have been deferred and are being amortized over the life of the DIP Facility.

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which may be permanently reduced by the sale of fixed assets and leasehold interests. The maximum borrowings at October 31, 1997 were $223.6 million. Availability under the DIP Facility at October 31, 1997 reduced by $13.8 million of stand-by letters of credit was $87.6 million.

         The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. On October 9, 1997, the DIP Facility was amended to include, among other things, a decrease in the minimum EBITDA requirements through March 1998. Levitz and LFI are currently in compliance with the DIP Facility covenants as amended.

         The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors. The DIP Facility expires on March 5, 1999.

         In order to comply with the Emerging Issues Task Force EITF 95-22 regarding classification of certain debt instruments, borrowings outstanding under the DIP Facility are classified as current liabilities.

3.       TRANSFER AND SERVICING OF FINANCIAL ASSETS:

         On September 5, 1997 Levitz and General Electric Capital Corporation
         (GECC) entered into a Second Amended and Restated Account Purchase and Credit Card Program Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. The GECC Agreement expires October 31, 1999 and requires a termination fee of $3.5 million. The Bankruptcy Court approved the GECC Agreement and granted a perfected security interest and lien to GECC for any purchased customer credit obligation and gave administrative expense status to any obligation of Levitz arising from the GECC Agreement.

         Effective January 1, 1997, Levitz was required to account for the transactions under the previous GECC Agreement in accordance with the Financial Accounting Standards Board, "Statement of Financial Accounting Standards (SFAS) No. 125". Prior to January 1, 1997 Levitz accounted for these transactions under SFAS No. 77. The GECC Agreement requires Levitz to repurchase the outstanding customer credit obligations at the expiration date of the agreement. The maturity date (on a contractual basis) of substantially all of the customer credit obligations is now beyond the GECC Agreement expiration date of October 31, 1999. Consequently, Levitz is required to account for these transactions as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. Levitz has recorded $531.5 million as a Receivable under Account Purchase Agreement and an offsetting obligation under Account Purchase Agreement in its current financial statements. See Note 5.

         Levitz is exposed to market risks under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based on the relationship among the interest earned on the portfolio, the amount of the promotional discount fees, the amount of the servicing fee, the prime rate, and to a limited extent, credit losses. For the six month periods ended September 30, 1997 and 1996, Levitz recorded income under the GECC Agreement of $7.8 million and $7.0 million, respectively. These amounts are included in selling, general and administrative expenses.

4.       REORGANIZATION ITEMS:

         Reorganization items for the period ended September 30, 1997 were as follows (dollars in thousands):

                                                     SEPTEMBER 30,
         REORGANIZATION ITEMS                            1997
         --------------------                        ------------

         Estimated loss on store closings             $    25,914
         Professional fees                                    714
                                                     ------------
                                                      $    26,628
                                                     ============

         On September 5, 1997, Levitz announced the closing of eighteen stores in under-performing markets during the six month period ending March 31, 1998. The estimated reserve includes the writedown of property, capital lease assets, furniture and fixtures to their net realizable values and includes provisions for continuing expenses and severance pay.

         Professional fees include accounting, legal and consulting services provided to Levitz and the Creditors' Committee which, subject to court approval, are required to be paid by Levitz while it is in Chapter 11.

5.       UNUSUAL OPERATING EXPENSES AND STORE CLOSING CHARGE:

         During the six month period ended September 30, 1997, Levitz accrued a charge for future payroll and employee benefit costs of $1.3 million in connection with an employment agreement upon the resignation of an officer. Additionally, Levitz recorded a $5.9 million write-off of the future service revenue receivable under the GECC Agreement since Levitz is required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes.

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

6.       INCOME TAXES:

         Levitz has recorded a deferred tax asset (benefit) for its cumulative net operating loss (NOL) for the six month period ended September 30, 1997. The cumulative NOL benefit at September 30, 1997, which is exclusively provided for Federal tax purposes, is supported by deferred tax credits which are projected to turn during the Federal carryforward period. Levitz is limited to the amount of future NOL's it can benefit and may have to start providing offsetting allowances. Additionally, if Levitz has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's.

         Levitz files a consolidated Federal income tax return and certain state returns with LFI. Levitz records its share of the consolidated Federal and state income tax provision or benefit by multiplying its separate taxable income or loss for the year by the corporate income tax rates applicable to such year.

7.       EXTRAORDINARY ITEM:

         On September 5, 1997, Levitz incurred a before-tax extraordinary loss of $8.4 million on the write-off of deferred financing fees related to the termination of the Senior Secured Facilities. The after-tax loss was $5.5 million or $5,462 per share. In the period ended September 30, 1996, Levitz incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of the previous bank credit agreement, the after-tax loss was $2.0 million or $2,002 per share.

8.       EARNINGS PER COMMON SHARE:

         Earnings per common share are based on the weighted average number of common shares outstanding during each period of 1,000 shares.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This standard is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. At that time, all prior period earnings per share data will be restated. The implementation of SFAS No. 128 is not expected to materially affect Levitz's consolidated financial statements.

9.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):


                                                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,
                                            -------------------------
                                              1997              1996
                                            -------           -------

         Interest paid, net                 $25,964           $25,460
                                            =======           =======

         Income tax refunds, net            $(2,451)          $(6,980)
                                            =======           =======


         In June 1997, Levitz exercised its option to issue additional term notes under the Senior Secured Facilities of approximately $1.4 million in lieu of paying interest in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF OPERATIONS

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:


                                                   PERCENTAGE OF NET SALES
                                           ----------------------------------------
                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                           --------------------  ------------------
                                           1997        1996      1997         1996
                                           ----        ----      ----         ----
Net sales                                  100.0 %     100.0 %   100.0 %     100.0 %

Cost of sales                               56.3        55.0      55.6        55.2
                                          ------      ------    ------      ------
Gross profit                                43.7        45.0      44.4        44.8

Selling, general and administrative
  expenses                                  47.2        40.9      44.1        40.3

Unusual operating expenses                   1.6        -          1.7        -

Store closing charge                        -           -         -            1.8

Depreciation and amortization                3.1         2.8       3.1         2.9

Interest expense                             6.0         5.8       6.2         5.7
                                          ------      ------    ------      ------
Loss before reorganization items
  and income taxes                         (14.2)       (4.5)    (10.7)       (5.9)

Reorganization items                       (12.8)       -         (6.4)       -
                                          ------      ------    ------      ------
Loss before income taxes                   (27.0)       (4.5)    (17.1)       (5.9)

Income tax benefit                           9.5         1.6       6.0         2.1
                                          ------      ------    ------      ------
Loss before extraordinary items            (17.5)       (2.9)    (11.1)       (3.8)

Extraordinary items, net of tax             (2.6)       -         (1.3)       (0.4)
                                          ------      ------    ------      ------
Net loss                                   (20.1)%      (2.9)%   (12.4)%      (4.2)%
                                          ======      ======    ======      ======

Comparable store sales decrease            (11.1)%      (5.6)%    (8.8)%      (5.7)%
                                          ======      ======    ======      ======


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales of $207.3 million for the three month period ended September 30, 1997 decreased $29.8 million or 12.6% over net sales of $237.1 million in the same period for the prior year. Sales on a comparable store basis decreased 11.1%. The decrease in net sales is attributable to the slow-down in shipments and credit restrictions placed on Levitz by merchandise vendors prior to the Petition Date.

Gross profit as a percentage of net sales decreased to 43.7% for the three month period ended September 30, 1997 compared to 45.0% in the same period for the prior year. The decrease reflects an increase in sale of clearance merchandise due to the slow-down in shipments of new merchandise.

Selling, general and administrative (SG&A) expenses increased $0.8 million for the three month period ended September 30, 1997 as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 47.2% from 40.9%, respectively. Salaries, payroll taxes and employee benefit expenses decreased $1.6 million from the comparable period last year. This was offset by an increase in advertising expense of $2.4 million. The percentage increase in SG&A was caused by the decline in net sales as previously noted.

During the three month period ended September 30, 1997, Levitz recorded a $3.4 million charge as an unusual operating expense for the write-off of the future service revenue receivable under the GECC Agreement since Levitz is now required to account for the transfers of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financing reporting purposes.

Interest expense for the three month period ended September 30, 1997 decreased $1.5 million or 11.1% from the same period for the prior year. As a percentage of net sales, interest expense increased to 6.0% from 5.8%, respectively. As a result of the Chapter 11 filing, Levitz did not record contractual interest expense of $1.9 million.

As a result of the aforementioned factors, loss before reorganization items and income taxes for the three month period ended September 30, 1997 amounted to $29.4 million or 14.2% of net sales as compared to a loss of $10.7 million or 4.5% of net sales for the same period of the prior year.

Reorganization items for the three month period ended September 30, 1997 included an estimated reserve for store closings of $25.9 million for the closing of eighteen stores. The reserve included the writedown of property, capital lease assets, furniture and fixtures to their net realizable values and includes provisions for continuing expenses and severance pay. Also, included are professional fees of $0.7 million for accounting, legal and consulting services provided to Levitz and the Creditors' Committee while Levitz is in Chapter 11.

Income tax benefit for the three month period ended September 30, 1997 was $19.7 million or 9.5% of net sales as compared to an income tax benefit of $3.8 million or 1.6% of net sales for the same period of the prior year. The effective tax rate was 35.2% in the three month periods ended September 30, 1997 and 1996. Levitz has been able to record a benefit for its current NOL since there are sufficient deferred tax credits that are projected to turn during the Federal carryforward period. However, future NOL benefits may have to be offset by allowances. Additionally, if Levitz has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's.

The extraordinary loss net of tax benefit was $5.5 million or 2.6% of net sales for the three month period ended September 30, 1997. The extraordinary loss was due to the write-off of deferred financing fees related to the Senior Secured Facilities.

Net loss for the three month period ended September 30, 1997 was $41.7 million or 20.1% of net sales as compared to a net loss of $6.9 million or 2.9% of net sales for the same period of the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996

Net sales of $418.6 million for the six month period ended September 30, 1997 decreased $46.7 million or 10.0% over net sales of $465.3 million in the same period for the prior year. Sales on a comparable store basis decreased 8.8%. The decrease in net sales is attributable to the slow-down in shipments and credit restrictions placed on Levitz by merchandise vendors prior to the Petition Date during the three month period ended

September 30, 1997 and the termination of an advertising agency, decrease in inventory levels and a change in credit promotion date during the three month period ended June 30, 1997.

Gross profit as a percentage of net sales decreased to 44.4% for the six month period ended September 30, 1997 compared to 44.8% in the same period for the prior year. The decrease reflects an increase in sales of clearance merchandise due to the slow-down in shipments of new merchandise during the three month period ended September 30, 1997.

Selling, general and administrative (SG&A) expenses decreased $2.5 million for the six month period ended September 30, 1997 as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 44.1% from 40.3%, respectively. The percentage increase in SG&A was caused by the decline in net sales as previously noted.

During the six month period ended September 30, 1997, Levitz recorded a $5.9 million charge as an unusual operating expense for the write-off of the future service revenue receivable under the GECC Agreement since Levitz is now required to account for the transfers of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financing reporting purposes. Also, Levitz recorded a $1.3 million charge for the settlement of an employment agreement upon resignation of an officer.

The store closing charge of $8.3 million for the six month period ended September 30, 1996 includes the reduction of the carrying value of the store assets to the estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Five satellite stores were closed on October 31, 1996.

Interest expense for the six month period ended September 30, 1997 decreased $0.5 million or 2.0% from the same period for the prior year. As a percentage of net sales, interest expense increased to 6.2% from 5.7%, respectively. As a result of the Chapter 11 filing, Levitz did not record contractual interest expense of $1.9 million.

As a result of the aforementioned factors, loss before reorganization items and income taxes for the six month period ended September 30, 1997 amounted to $44.9 million or 10.7% of net sales as compared to a loss of $27.4 million or 5.9% of net sales for the same period of the prior year.

Reorganization items for the six month period ended September 30, 1997 included an estimated reserve for store closings of $25.9 million for the closing of eighteen stores. The reserve included the writedown of property, capital lease assets, furniture and fixtures to their net realizable values and includes provisions for continuing expenses and severance pay. Also, included are professional fees of $0.7 million for accounting, legal and consulting services provided to Levitz and the Creditors' Committee while Levitz is in Chapter 11.

Income tax benefit for the six month period ended September 30, 1997 was $25.2 million or 6.0% of net sales as compared to an income tax benefit of $9.7 million or 2.1% of net sales for the same period of the prior year. The effective tax rate was 35.2% in the six month periods ended September 30, 1997 and 1996. Levitz has been able to record a benefit for its current NOL since there are sufficient deferred tax credits that are projected to turn during the Federal carryforward period. However, future NOL benefits may have to be offset by allowances. Additionally, if Levitz has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's.

The extraordinary loss net of tax benefit was $5.5 million or 1.3% of net sales for the six month period ended September 30, 1997. The extraordinary loss was due to the write-off of deferred financing fees related to the Senior Secured Facilities. The extraordinary loss for the same period of the prior year net of tax benefit was $2.0 million. The extraordinary loss was due to the write-off of deferred financing fees related to the previous bank credit agreement.

Net loss for the six month period ended September 30, 1997 was $51.8 million or 12.4% of net sales as compared to a net loss of $19.8 million or 4.2% of net sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from the transfer of customer credit obligations to GECC) and borrowings under the DIP Facility.

On September 5, 1997, LFI, Levitz and 10 of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Levitz will continue to conduct business in the ordinary course as debtor-in-possession under the protection of the Bankruptcy Court while a plan of reorganization is developed.

Levitz's net cash from operations during the six month period ended September 30, 1997 increased $51.5 million over the same period of the prior year due to the Chapter 11 filing. Requirements for the payment of unsecured debt, accounts payable and other liabilities that arose prior to the Chapter 11 filing are in most cases stayed while the company is under the protection of the Bankruptcy Court. The Bankruptcy Court has issued orders authorizing the payment of prepetition wages, employee benefits and other payments that are essential to the daily operations of Levitz. The remaining prepetition liabilities of $362.2 million have been classified as liabilities subject to compromise under the reorganization proceedings in the consolidated condensed balance sheet as of September 30, 1997.

Receivables decreased $11.1 million from March 31, 1997 to September 30, 1997. Trade receivables declined $4.6 million primarily due to the reduction in net sales. The write-off of the future service revenue receivable due to the loss of sale accounting treatment under the GECC Agreement was $5.9 million. Inventory decreased $49.1 million due to a planned reduction in the first three months of the current fiscal year and the slow-down in shipments by the merchandise vendors prior to the Petition Date.

Capital expenditures for the six month period ended September 30, 1997 were for the renovation and maintenance of existing store facilities. The reduction in property and equipment and property under capital leases was due to the write-off to net realizable value of the 18 stores which are being closed between October 1997 and March 1998. Levitz has no plans to open any new stores during the fiscal year ending March 31, 1998. Proceeds from the sale of property and equipment includes the sale of two idle facilities that were sold prior to the Petition Date.

Net cash used in financing activities of $42.1 million included repayments of debt under the Senior Secured Facilities and the DIP Facility of $19.6 million, $8.1 million of principal payments on mortgages and capital lease obligations and $3.2 million payment for deferred financing fees relating to the DIP Facility. The decrease in outstanding checks of $11.2 million is primarily due to the Chapter 11 filings and the slow-down in shipment of merchandise.

Liquidity

LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility"). the DIP Facility has been approved by the Bankruptcy Court and provides for up to $260.0 million of availability. The DIP Facility contains revolving notes of $223.6 million and a term note of $36.4 million. Letter of credit obligations under the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

The maximum borrowings, excluding the term note, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which may be permanently reduced by the sale of fixed assets and leasehold interests. The maximum borrowings at October 31, 1997 were $223.6 million. Availability under the DIP Facility at October 31, 1997 reduced by 13.8 million of stand-by letters of credit was $87.6 million.

On October 9, 1997, the DIP Facility was amended to include, among other things, a decrease in the minimum EBITDA requirements through March 1998. LFI and Levitz are currently in compliance with the DIP Facility covenants as amended.

On September 5, 1997 Levitz and General Electric Capital Corporation (GECC) entered into a Second Amended and Restated Account Purchase and Credit Card Program Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million.

Levitz is exposed to market risks under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based on the relationship among the interest earned on the portfolio, the amount of the promotional discount fees, the amount of the servicing fee, the prime rate, and to a limited extent, credit losses. For the six month periods ended September 30, 1997 and 1996, Levitz recorded income under the GECC Agreement of $7.8 million and $7.0 million, respectively. These amounts are included in selling, general and administrative expenses.

PART II OTHER INFORMATION:

Item 1.  Legal Proceedings.

                  As reported in its report on Form 8-K dated September 5, 1997 Levitz Furniture Incorporated, Levitz Furniture Corporation and several of its subsidiaries on that date, filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware 19801 (the "Court"). The Court agreed to consolidate the petitions and provide for the joint administration of their respective cases.

Item 3.  Default Upon Senior Securities.

                  As a result of the filing by Levitz Furniture Corporation ("Levitz") on September 5, 1997 of a voluntary petition for relief under Chapter 11, Title 11 of the United States Code, a default occurred on Levitz's 13 3/8% Senior Notes due October 15, 1998, $97,610,000 outstanding, 9 5/8% Senior Subordinated Notes due July 15, 2003, $100,000,000 outstanding and Levitz Furniture Incorporated Senior Deferred Coupon Debentures due June 15, 2002, $8,439,000 outstanding. As of the date of this report Levitz has not paid regularly scheduled interest payments on such Senior Notes in a total arrearage amount of $6,125,348.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibit 10.47: Amendment No. 1 dated as of October 7, 1997 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as Agent.

                           Exhibit 10.48: Amendment No. 1 dated as of October 7, 1997 to the Second Amended and Restated Account Purchase and Credit Card Agreement among Levitz Furniture Corporation, et al. and General Electric Capital Corporation.

                           Exhibit 27:  Financial Data Schedule

                  (b)      Report on Form 8-K:

                           On September 12, 1997 the registrant filed a report on Form 8-K reporting under Item 3. "Bankruptcy or Receivership" the filing on September 5, 1997 by Levitz Furniture Incorporated, Levitz Furniture Corporation and several of its subsidiaries of voluntary petitions for relief under Chapter 11, Title 11 of the United States Code.

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LEVITZ FURNITURE CORPORATION
                                                          (Registrant)




Date:  November 14, 1997                          /S/    LAWRENCE R. MCDEVITT
                                                  ---------------------------
                                                      Lawrence R. McDevitt
                                                    Vice President/Controller
                                                    Chief Accounting Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

           NUMBER
       EXHIBIT TABLE                         EXHIBIT
       -------------                         -------

           10.47 Amendment No. 1 dated as of October 7, 1997 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

           10.48 Amendment No. 1 dated as of October 7, 1997 to the Second Amended and Restated Account Purchase and Credit Card Agreement among Levitz Furniture Corporation, et al. and General Electric Capital Corporation.

             27            Financial Data Schedule.