Form 10-Q
period 1997-12-31
LEVITZ FURNITURE CORP /FL/
filed 1998-02-13
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended DECEMBER 31, 1997

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

Yes __X__                             No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On January 31, 1998, there were 1,000 shares of Common Stock, par value $0.40 outstanding.

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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 1997

TABLE OF CONTENTS                                                          PAGE

PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets.........................   3

              Consolidated Condensed Statements of Operations...............   4

              Consolidated Condensed Statements of Cash Flows...............   5

              Notes to Consolidated Condensed Financial Statements..........   6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Comparison of Operations......................................  13

              Liquidity and Capital Resources...............................  16

PART II - OTHER INFORMATION.................................................  18

       Signatures   ........................................................  19

       Exhibit Index........................................................  20

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                                                  December 31,      March 31,
                                                                      1997             1997
                                                                   (Unaudited)
                                                                  ------------  -------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $     7,231  $       9,267
  Receivables                                                           27,934         37,358
  Inventories                                                          134,340        169,488
  Deposits and prepaid expenses                                          5,661          3,514
  Deferred income taxes                                                  4,318            933
                                                                  ------------  -------------

    Total current assets                                               179,484        220,560
                                                                  ------------  -------------

PROPERTY AND EQUIPMENT, net                                            184,222        214,626
                                                                  ------------  -------------

PROPERTY UNDER CAPITAL LEASES, net                                     100,136        119,077
                                                                  ------------  -------------

OTHER ASSETS:
  Receivable under account purchase agreement                          591,854        327,000
  Intangible leasehold interests                                        14,698         15,613
  Deferred financial fees                                                2,613         11,975
  Goodwill                                                               2,836         18,177
  Other                                                                  3,953          4,947
                                                                  ------------  -------------
                                                                       615,954        377,712
                                                                  ------------  -------------
                                                                 $   1,079,796      $ 931,975
                                                                  ============  =============

         LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
  Outstanding checks and cash overdrafts                           $    12,405   $     19,524
  Current portion of long-term debt                                      1,734         11,193
  Current portion of obligations under capital leases                        -          3,398
  Accounts payable, trade                                               42,385         73,044
  Accrued expenses and other liabilities                                72,848         88,897
  Payable to parent                                                     13,391         10,304
  Senior Secured Facilities                                                  -         75,220
  DIP Facility                                                         128,338              -
                                                                  ------------  -------------
    Total current liabilities                                          271,101        281,580
                                                                  ------------  -------------

LONG-TERM LIABILITIES:
  Long-term debt, net of current portion                                 7,458        273,976
  Obligations under capital leases, net of current portion                   -         74,466
  Obligations under account purchase agreement                         591,854        327,000
  Other                                                                    684         24,424
  Deferred income taxes                                                 16,322         48,101
                                                                  ------------  -------------
    Total long-term liabilities                                        616,318        747,967
                                                                  ------------  -------------

LIABILITIES SUBJECT TO COMPROMISE                                      367,836              -
                                                                  ------------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, at par value                                                 1              1
  Capital in excess of par                                              58,453         58,453
  Retained earnings (deficit)                                         (233,913)      (155,389)
  Minimum pension liability                                                  -           (637)
                                                                  ------------  -------------

    Total stockholder's deficit                                       (175,459)       (97,572)
                                                                  ------------  -------------
                                                                   $ 1,079,796      $ 931,975
                                                                  ============  =============
The accompanying notes are an integral part of these condensed financial statements.
                                       3

                 LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                        Three Months Ended      Nine Months Ended
                                           December 31,            December 31,
                                         1997        1996        1997        1996
                                      -----------  ----------  ----------  ----------

Net sales                             $  232,592  $  272,007  $  651,217  $  737,281
                                      -----------  ----------  ----------  ----------

Costs and expenses:
  Cost of sales                          129,591     151,031     362,130     407,871
  Selling, general and administrative
    expenses                              98,903     102,949     283,617     290,172
  Unusual operating expenses (Note 5)          -           -       7,217           -
  Store closing charge (Note 5)                -           -           -       8,295
  Depreciation and amortization            5,883       6,698      18,840      20,386
  Interest expense, net                    6,125      13,994      32,223      40,635
                                      -----------  ----------  ----------  ----------

                                         240,502     274,672     704,027     767,359
                                      -----------  ----------  ----------  ----------

Loss before reorganization items and
  income taxes                            (7,910)     (2,665)    (52,810)    (30,078)

  Reorganization items:  (Note 4)
    Loss on store closings                 7,735           -      33,649           -
    Acceleration of goodwill amortization 14,975           -      14,975           -
    Professional fees                      3,516           -       4,230           -
                                      -----------  ----------  ----------  ----------
      Total                               26,226           -      52,854           -

Loss before income taxes                 (34,136)     (2,665)   (105,664)    (30,078)

Income tax benefit                         7,738         939      32,945      10,598
                                      -----------  ----------  ----------  ----------

Loss before extraordinary items          (26,398)     (1,726)    (72,719)    (19,480)

Extraordinary item, net of tax benefit
  of $2,630 in 1997 and $1,090 in
  1996 (Note 7)                             (343)          -      (5,805)     (2,002)
                                      -----------  ----------  ----------  ----------

Net loss                               $ (26,741)  $   (1,72)  $ (78,524)  $ (21,482)
                                      ===========  ==========  ==========  ==========

Loss per common share (Notes 7 and 8):
  Loss before extraordinary item       $ (26,398)  $  (1,726)  $ (72,719)  $ (19,480)
  Extraordinary item                        (343)          -      (5,805)     (2,002)
                                      -----------  ----------  ----------  ----------

Net loss per common share              $ (26,741)  $  (1,726)  $ (78,524)  $ (21,482)
                                      ===========  ==========  ==========  ==========

Weighted average number of common
  shares outstanding                       1,000       1,000       1,000       1,000
                                      ===========  ==========  ==========  ==========

The accompanying notes are an integral part of these condensed financial statements.

                                       4

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Nine Months Ended December 31,
                                                              ------------------------------
                                                                 1997                1996
                                                              ------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (78,524)       $  (21,482)
                                                               ----------       -----------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                    11,273            11,823
  Amortization                                                     7,567             8,563
  Provision for deferred taxes                                   (35,575)          (10,135)
  Loss (gain) on disposal of property and equipment                  (50)               54
  Amortization of deferred financing fees                          1,766             1,877
  Pension expense                                                    930             1,377
  Other                                                              216               280
  Extraordinary loss related to early redemption of
    debt, before tax benefit                                       8,435             3,092
  Reorganization items, non-cash                                  47,501                 -

  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                                  8,480              (916)
      Inventories                                                 33,648           (19,326)
      Deposits and prepaid expenses                               (2,251)           (1,026)
      Other, net                                                     325                51
    Increase (decrease) in:
      Accounts payable, trade                                     10,190             4,396
      Accrued expenses and other liabilities                       9,505             9,397
      Payable to parent                                            3,106             5,871
      Other noncurrent liabilities                                  (347)            2,710
                                                              ------------        ----------

        Total adjustments                                        104,719            18,088
                                                              ------------        ----------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             26,195            (3,394)
                                                              ------------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (9,749)           (7,596)
  Proceeds from sale of property and equipment and
    other assets                                                  22,138               184
                                                              ------------        ----------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            12,389            (7,412)
                                                              ------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                             729,305           822,606
  Repayments under credit facilities                            (750,766)         (800,376)
  Principal payments on long-term debt                            (6,347)           (3,530)
  Principal payments under capital lease obligations              (2,528)           (3,484)
  Increase (decrease) in cash overdrafts                          (7,119)            1,239
  Payment of deferred financing fees                              (3,165)          (10,866)
                                                              ------------        ----------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (40,620)            5,589
                                                              ------------        ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,036)           (5,217)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     9,267            12,755

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   7,231       $     7,538
                                                              ============        ==========

The accompanying notes are an integral part of these condensed financial statements.

                                       5

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 31, 1997

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including Levitz's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Additionally, the amounts reported on the consolidated condensed balance sheet could materially change because of changes in business strategies and the creation of a plan of reorganization, since such reported amounts do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of December 31, 1997, the results of operations and cash flows for the periods then ended. The results of operations for the period ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year.

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

2.       LIABILITIES UNDER CHAPTER 11:

         In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated condensed balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. Levitz will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. The Bankruptcy Court has approved an order on October 21, 1997 extending the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to March 4, 1998. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for the stores that have been closed through January 8, 1998. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts.

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

                                                            December 31,
                                                                1997
                                                             (Dollars in
         Liabilities Subject to Compromise                   thousands)
         ---------------------------------                   -----------

Accounts payable, trade                                     $    39,904
Accrued expenses                                                 23,105
13 3/8% Senior Notes due 10/15/98                                96,031 (1)
9 5/8% Senior Subordinated Notes due 7/15/03                    101,337 (1)
Financing on store building                                       4,000
Obligations under capital leases                                 65,875
Reserve for lease rejection claims                               11,012
Deferred rent on operating leases                                 6,939
Supplemental executive retirement programs                       13,168
Employment agreement severance costs                              2,881
General liability claims                                            736
Reserve for previous store closings                               2,848
                                                            -----------
                                                            $   367,836
                                                            ===========

         (1) Includes accrued interest at September 4, 1997.

As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the court and becomes effective. Interest on prepetition obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. Contractual interest expense of $7.1 million was not recorded on certain prepetition debt totaled $1.9 million for the nine month period ended December 31, 1997.

As of the Petition Date, Levitz's debt consisted of the following (dollars in thousands):
                                               Maturity
             Description                         Date             Amount
             -----------                         ----             ------

Senior Secured Facilities                    July 1, 2001        $152,299
9 5/8% Senior Subordinated Notes            July 15, 2003         100,000
13 3/8% Senior Notes                       October 15, 1998        91,267
Mortgages                                      various             13,180
                                                                 --------
  Total                                                           356,746
                                                                 --------

Obligations under capital leases               various             76,678
                                                                 --------

  Total debt                                                     $433,424
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

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which will be permanently reduced by the sale of fixed assets and leasehold interests. The maximum borrowings at January 31, 1998 were $223.6 million. Availability under the DIP Facility at January 31, 1998 reduced by $14.5 million of stand-by letters of credit was $85.8 million.

         The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. On October 9 and December 30, 1997, the DIP Facility was amended to include, among other things, a decrease in the minimum EBITDA requirements through March 1998 and an increase in the capital expenditures limit through March 1998. Levitz and LFI are currently in compliance with the DIP Facility covenants as amended.

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

         Effective January 1, 1997, Levitz was required to account for the transactions under the previous GECC Agreement in accordance with the Financial Accounting Standards Board, "Statement of Financial Accounting Standards (SFAS) No. 125". Prior to January 1, 1997 Levitz accounted for these transactions under SFAS No. 77. The GECC Agreement expires on October 31, 1999 and requires Levitz to repurchase the outstanding customer credit obligations at the expiration date. There is significant doubt as to Levitz's ability to repurchase the outstanding customer credit obligations due to the Chapter 11 filing and current financial condition. The maturity date (on a contractual basis) of substantially all of the customer credit obligations is now beyond the GECC Agreement expiration date of October 31, 1999. Consequently, Levitz is required to account for these transactions as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. Levitz has recorded $591.9 million as a Receivable under Account Purchase Agreement and an offsetting obligation under Account Purchase Agreement in its current financial statements. See Note 5.

         Levitz is exposed to market risks under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based on the relationship among the interest earned on the portfolio, the amount of the promotional discount fees, the amount of the servicing fee, the prime rate, and to a limited extent, credit losses. For the nine month periods ended December 31, 1997 and 1996, Levitz recorded income under the GECC Agreement of $9.6 million and $10.1 million, respectively. These amounts are included in selling, general and administrative expenses.

4.       REORGANIZATION ITEMS:

         Reorganization items for the period ended December 31, 1997 were as follows (dollars in thousands):

                                                           December 31,
         Reorganization items                                  1997
         --------------------                              ------------

         Estimated loss on store closings                   $    33,649
         Acceleration of goodwill amortization                   14,975
         Professional fees                                        4,230
                                                            -----------
                                                            $    52,854
                                                            ===========

         During October, 1997, Levitz closed eighteen stores in under-performing markets. An estimated loss was recognized which includes the writedown of property, capital lease assets, furniture and fixtures to their net realizable values and provisions for continuing expenses and severance pay.

         On January 9, 1998, Levitz sold substantially all of the assets of the John M. Smyth Company, a wholly-owned subsidiary of Levitz, which operated five store locations in the Chicago, Illinois vicinity. The gross proceeds from the sale which includes reimbursed amounts were approximately $35.6 million. The proceeds were used to pay mortgages, accounts payable, accrued liabilities and reduce borrowings under the DIP Facilities. In December 1997, Levitz recognized a loss of $18.0 million on the sale of the assets which also included the write-off of plant, property and equipment, lease rejection claims, continuing expenses, severance costs and the acceleration of goodwill amortization.

         Professional fees include accounting, legal and consulting services provided to Levitz and the Creditors' Committee which, subject to court approval, are required to be paid by Levitz while it is in Chapter 11.

5.       UNUSUAL OPERATING EXPENSES AND STORE CLOSING CHARGE:

         During the nine month period ended December 31, 1997, Levitz accrued a charge for future payroll and employee benefit costs of $1.3 million in connection with an employment agreement upon the resignation of an officer. Additionally, Levitz recorded a $5.9 million write-off of the future service revenue receivable under the GECC Agreement since Levitz is required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes.

         During the nine month period ended December 31, 1996, Levitz closed five satellite stores. The store closing charge of $8.3 million includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements.

6.       INCOME TAXES:

         Levitz has recorded a deferred tax asset (benefit) for its cumulative net operating loss (NOL) for the nine month period ended December 31, 1997. The cumulative NOL benefit at December 31, 1997, which is exclusively provided for Federal tax purposes, is supported by deferred tax credits which are projected to turn during the Federal carryforward period. Levitz is limited to the amount of future NOL's it can benefit and may have to start providing offsetting allowances. Additionally, if Levitz has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's.

         Levitz files a consolidated Federal income tax return and certain state returns with LFI. Levitz records its share of the consolidated Federal and state income tax provision or benefit by multiplying its separate taxable income or loss for the year by the corporate income tax rates applicable to such year.

7.       EXTRAORDINARY ITEM:

         On September 5, 1997, Levitz incurred a before-tax extraordinary loss of $8.4 million on the write-off of deferred financing fees related to the termination of the Senior Secured Facilities. The after-tax loss was $5.8 million or $5,805 per share. In the period ended September 30, 1996, Levitz incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of the previous bank credit agreement, the after-tax loss was $2.0 million or $2,002 per share.

8.       EARNINGS PER COMMON SHARE:

         Earnings per common share are based on the weighted average number of common shares outstanding during each period of 1,000 shares.

         The implementation of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" had no affect on Levitz's consolidated financial statements.

9.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                               Nine Months Ended
                                                  September 30,
                                            ----------------------------
                                              1997              1996
                                            ----------        -----------
         Interest paid, net                 $   32,105        $   39,347
                                            ==========        ===========

         Income tax refunds, net            $   (2,427)       $   (6,968)
                                            ==========        ===========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF OPERATIONS

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                                 Percentage of Net Sales
                                          --------------------------------------
                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                              December 31,         December 31,
                                          -------------------- -------------------
                                           1997         1996     1997       1996
                                          --------    --------  -------   -------

Net sales                                  100.0 %     100.0 %  100.0 %     100.0 %

Cost of sales                               55.7        55.5     55.6        55.3
                                          --------    --------  -------   -------

Gross profit                                44.3        44.5     44.4        44.7

Selling, general and administrative
  expenses                                  42.5        37.8     43.6        39.4

Unusual operating expenses                     -           -      1.1           -

Store closing charge                           -           -        -         1.1

Depreciation and amortization                2.6         2.5      2.9         2.8

Interest expense                             2.6         5.2      5.0         5.5
                                          --------    --------  -------   -------

Loss before reorganization items
  and income taxes                          (3.4)       (1.0)    (8.2)       (4.1)

Reorganization items                       (11.3)          -     (8.1)          -
                                          --------    --------  -------   -------

Loss before income taxes                   (14.7)       (1.0)   (16.3)       (4.1)

Income tax benefit                           3.3         0.3      5.1         1.5
                                          --------    --------  -------   -------

Loss before extraordinary items            (11.4)       (0.7)   (11.2)       (2.6)

Extraordinary items, net of tax             (0.1)          -     (0.9)       (0.3)
                                          --------    --------  -------   -------

Net loss                                   (11.5)%      (0.7)%  (12.1)%      (2.9)%
                                          ========    ========  =======   =======

Comparable store sales                      (6.7)%       2.0 %   (8.0)%      (3.0)%
                                          ========    ========  =======   =======

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996


Net sales of $232.6 million for the three month period ended December 31, 1997 decreased $39.4 million or 14.5% over net sales of $272.0 million in the same period for the prior year. Sales on a comparable store basis decreased 6.7%. The decrease in net sales of 14.5% is primarily attributable to the closing of eighteen stores in under-performing markets during October 1997. Management is in the process of implementing a new merchandise and advertising strategy which includes improving the product mix, the implementation of a mechanized re-order system, a shift in the media mix towards radio and television as the most effective media of competitive response and increased emphasis on direct mail due to its ability to target the core customer. The implementation of this strategy is intended to stabilize and improve comparable store sale performance.

Gross profit as a percentage of net sales decreased to 44.3% for the three month period ended December 31, 1997 compared to 44.5% in the same period for the prior year. The decrease reflects an increase in sales of clearance merchandise and percentage-off sales due to the current process of changing the merchandise assortment and product mix.

Selling, general and administrative (SG&A) expenses decreased $4.1 million for the three month period ended December 31, 1997 as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 42.5% from 37.8%, respectively. SG&A expenses decreased by approximately $7.8 million due to the closing of eighteen store locations during October 1997. This was offset by an increase in advertising expense of $3.7 million. The percentage increase in SG&A was caused by the decline in net sales as previously noted.

Depreciation and amortization expense decreased $0.8 million for the three month period ended December 31, 1997 from the same period for the prior year primarily due to the store closings.

Interest expense for the three month period ended December 31, 1997 decreased $7.9 million or 56.2% from the same period for the prior year. As a percentage of net sales, interest expense decreased to 2.6% from 5.2%, respectively. As a result of the Chapter 11 filing, Levitz did not record contractual interest expense of $5.5 million.

As a result of the aforementioned factors, loss before reorganization items and income taxes for the three month period ended December 31, 1997 amounted to $7.9 million or 3.4% of net sales as compared to a loss of $2.7 million or 1.0% of net sales for the same period of the prior year.

Reorganization items for the three month period ended December 31, 1997 included a loss of approximately $18.0 million from the sale of substantially all the assets of John M. Smyth Company, a wholly-owned subsidiary, on January 9, 1998. The loss included the write-off of plant, property and equipment, lease rejection claims, continuing expenses, severance costs and the acceleration of goodwill amortization. Also, included were professional fees of $3.5 million for accounting, legal and consulting services provided to Levitz and the Creditors' Committee while Levitz is in Chapter 11.

Income tax benefit for the three month period ended December 31, 1997 was $7.7 million or 3.3% of net sales as compared to an income tax benefit of $0.9 million or 0.3% of net sales for the same period of the prior year. The effective tax rate was 24.6% for the three month period ended December 31, 1997 as compared to a 35.2% effective tax rate for the same period of the prior year. The decrease in the rate is attributable to permanent differences for the acceleration of goodwill amortization and professional fees provided to Levitz and the Creditors' Committee while Levitz is in Chapter 11. Levitz has been able to record a benefit for its current NOL since there are sufficient deferred tax credits that are projected to turn during the Federal carryforward period. However, future NOL benefits may have to be offset by allowances. Additionally, if Levitz has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's.

The extraordinary loss of $0.3 million for the three month period ended December 31, 1997 was a result of an adjustment to the effective tax rate as a result of the permanent differences discussed above.

Net loss for the three month period ended December 31, 1997 was $26.4 million or 11.5% of net sales as compared to a net loss of $1.7 million or 0.7% of net sales for the same period of the prior year.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

Net sales of $651.2 million for the nine month period ended December 31, 1997 decreased $86.1 million or 11.7% over net sales of $737.3 million in the same period for the prior year. Sales on a comparable store basis decreased 8.0%. The decrease in net sales is attributable to the slow-down in shipments by merchandise vendors prior to the Petition Date and the closing of eighteen store locations during October 1997. Management is in the process of implementing a new merchandise and advertising strategy which includes improving the product mix, the implementation of a mechanized re-order system, a shift in the media mix towards radio and television as the most effective media of competitive response and increased emphasis on direct mail due to its ability to target the core customer. The implementation of this strategy is intended to stabilize and improve comparable store sale performance.

Gross profit as a percentage of net sales decreased to 44.4% for the nine month period ended December 31, 1997 compared to 44.7% in the same period for the prior year. The decrease reflects an increase in sales of clearance merchandise and percentage-off sales due to the slow-down in shipments of merchandise prior to the Petition Date and the current process of changing the merchandise assortment.

Selling, general and administrative (SG&A) expenses decreased $6.6 million for the nine month period ended December 31, 1997 as compared to the same period for the prior year. SG&A expenses decreased by approximately $7.8 million due to the closing of eighteen store locations in October 1997 and a decrease of other expenses of approximately $2.7 million. This was offset by an increase in advertising expense of $3.9 million. As a percentage of net sales, SG&A expenses increased to 43.6% from 39.4%, respectively. The percentage increase in SG&A was caused by the decline in net sales.

During the nine month period ended December 31, 1997, Levitz recorded a $5.9 million charge as an unusual operating expense for the write-off of the future service revenue receivable under the GECC Agreement since Levitz is now required to account for the transfers of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financing reporting purposes. Also, Levitz recorded a $1.3 million charge for the settlement of an employment agreement upon resignation of an officer.

The store closing charge of $8.3 million for the nine month period ended December 31, 1996 includes the reduction of the carrying value of the store assets to the estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Five satellite stores were closed in October 1996.

Interest expense for the nine month period ended December 31, 1997 decreased $8.4 million or 20.7% from the same period for the prior year. As a percentage of net sales, interest expense decreased to 5.0% from 5.5%, respectively. As a result of the Chapter 11 filing, Levitz did not record contractual interest expense of $7.1 million.

As a result of the aforementioned factors, loss before reorganization items and income taxes for the nine month period ended December 31, 1997 amounted to $52.8 million or 8.2% of net sales as compared to a loss of $30.1 million or 4.1% of net sales for the same period of the prior year.

Reorganization items for the nine month period ended December 31, 1997 included an estimated reserve for store closings of $23.4 million for the closing of eighteen stores, an estimated loss of $7.7 million on the sale of substantially all the assets of JMS, the acceleration of goodwill amortization of $15.0 million, professional fees of $3.8 million for accounting, legal and consulting services provided to Levitz and the Creditors' Committee while Levitz is in Chapter 11 and $2.9 million of other expenses related to the bankruptcy. The store closing reserve and loss on the sale of JMS assets include the writedown of property, capital lease assets, furniture and fixtures to their net realizable values and includes provisions for lease rejection claims, continuing expenses and severance pay.

Income tax benefit for the nine month period ended December 31, 1997 was $32.9 million or 5.1% of net sales as compared to an income tax benefit of $10.6 million or 1.5% of net sales for the same period of the prior year. The effective tax rate was 31.2% for the nine month period ended December 31, 1997 as compared to 35.2% for the same period of the prior year. The decrease in the rate is attributable to permanent differences for the acceleration of goodwill amortization and professional fees provided to Levitz and the Creditors' Committee while Levitz is in Chapter 11. Levitz has been able to record a benefit for its current NOL since there are sufficient deferred tax credits that are projected to turn during the Federal carryforward period. However, future NOL benefits may have to be offset by allowances. Additionally, if Levitz has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's.

The extraordinary loss net of tax benefit was $5.8 million or 0.9% of net sales for the nine month period ended December 31, 1997. The extraordinary loss was due to the write-off of deferred financing fees related to the Senior Secured Facilities. The extraordinary loss for the same period of the prior year net of tax benefit was $2.0 million. The extraordinary loss was due to the write-off of deferred financing fees related to the previous bank credit agreement.

Net loss for the nine month period ended December 31, 1997 was $78.5 million or 12.1% of net sales as compared to a net loss of $21.5 million or 2.9% of net sales for the same period of the prior year.

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

Levitz's net cash from operations during the nine month period ended December 31, 1997 increased $29.7 million over the same period of the prior year due to the Chapter 11 filing. Requirements for the payment of unsecured debt, accounts payable and other liabilities that arose prior to the Chapter 11 filing are in most cases stayed while Levitz is under the protection of the Bankruptcy Court. The Bankruptcy Court has issued orders authorizing the payment of prepetition wages, employee benefits and other payments that are essential to the daily operations of Levitz. The remaining prepetition liabilities of $367.8 million have been classified as liabilities subject to compromise under the reorganization proceedings in the consolidated condensed balance sheet as of December 31, 1997.

Receivables other than receivables under account purchase agreement decreased $8.5 million from March 31, 1997 to December 31, 1997. Trade receivables declined $2.6 million primarily due to the reduction in net sales and the day of the week in which the month ends. The write-off of the future service revenue receivable due to the loss of sale accounting treatment under the GECC Agreement was $5.9 million. Inventory decreased $33.6 million due to a planned reduction in the first three months of the current fiscal year and the sale of inventory to a liquidator on the closing of eighteen store locations.

Capital expenditures for the nine month period ended December 31, 1997 were for the renovation and maintenance of existing store facilities. The reduction in property and equipment and property under capital leases was due to the write-off to net realizable value of the 18 stores which were closed during October 1997. Levitz has no plans to open any new stores during the fiscal year ending March 31, 1998. Proceeds from the sale of property and equipment includes $2.3 million for the sale of two idle facilities that were sold prior to the Petition Date and $19.8 million for the sale of the North Avenue, Chicago, Illinois store and the corporate offices in Boca Raton, Florida.

Net cash used in financing activities of $40.7 million included repayments of debt under the Senior Secured Facilities and the DIP Facility of $21.5 million, $8.9 million of principal payments on mortgages and capital lease obligations and a $3.2 million payment for deferred financing fees relating to the DIP Facility. The decrease in outstanding checks of $7.1 million is primarily due to the Chapter 11 filings and the timing of payments.

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

The maximum borrowings, excluding the term note, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which will be permanently reduced by the sale of fixed assets and leasehold interests. The maximum borrowings at January 31, 1998 were $223.6 million. Availability under the DIP Facility at January 31, 1998 reduced by $14.5 million in stand-by letters of credit was $85.8 million. On October 9 and December 30, 1997, the DIP Facility was amended to include, among other things, a decrease in the minimum EBITDA requirements through March 1998 and an increase in the capital expenditure limit through March 1998. LFI and Levitz are currently in compliance with the DIP Facility covenants as amended.

On September 5, 1997 Levitz and General Electric Capital Corporation ("GECC") entered into a Second Amended and Restated Account Purchase and Credit Card Program Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. The GECC Agreement expires on October 31, 1999 and may require Levitz to repurchase the outstanding customer credit obligations at the expiration date. There is significant doubt as to Levitz's ability to repurchase the outstanding customer credit obligations due to the Chapter 11 filing and current financial condition.

Levitz is exposed to market risks under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based on the relationship among the interest earned on the portfolio, the amount of the promotional discount fees, the amount of the servicing fee, the prime rate, and to a limited extent, credit losses. For the nine month periods ended December 31, 1997 and 1996, Levitz recorded income under the GECC Agreement of $9.6 million and $10.1 million, respectively. These amounts are included in selling, general and administrative expenses.

In accordance with the GECC Agreement, Levitz and GECC are in the process of negotiating substantive changes to the GECC Agreement. Levitz is also engaged in discussions with another party to finance and service its customer credit obligations. The outcome of these discussions and negotiations are not predictable, consequently the impact on the financial statements are not known.

PART II OTHER INFORMATION:

Item 1.  Legal Proceedings.

         See the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 for information concerning the filing by the Registrant and several of its subsidiaries of voluntary petitions for relief under Chapter 11, Title 11 of the United States Code.

Item 3.  Default Upon Senior Securities.

         See the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 for information concerning a default on Levitz Furniture Corporation's ("Levitz's") 13 3/8% Senior Notes due October 15, 1998, Levitz's 9 5/8% Senior Subordinated Notes due July 15, 2003 and Levitz Furniture Incorporated's Senior Deferred Coupon Debentures due June 15, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 10.49: Amendment No. 2 dated as of December 30, 1997 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as Agent.

              Exhibit 27:  Financial Data Schedule

          (b) Report on Form 8-K:

          On January 20, 1998, the registrant filed a report on Form 8-K reporting under Item 5. "Other Events" the consummation of the sale by Levitz Furniture Corporation and its wholly-owned subsidiary John M. Smyth Company (JMS) of substantially all of the assets of JMS to Heilig-Meyers Company.

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            LEVITZ FURNITURE CORPORATION
                                                     (Registrant)




    Date:  February 13, 1997              /S/    LAWRENCE R. MCDEVITT
                                          ---------------------------
                                                 Lawrence R. McDevitt
                                              Vice President/Controller
                                               Chief Accounting Officer


                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

           NUMBER
       EXHIBIT TABLE                                                 EXHIBIT
       -------------                                                 -------
         10.49                Amendment No. 2 dated as of December 30, 1997 to the Postpetition Credit Agreement
                              among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

         27                   Financial Data Schedule.

                                       20