Form 10-Q/A
period 1997-12-31
LEVITZ FURNITURE CORP /FL/
filed 1998-03-17
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                   FORM 10-Q/A


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


         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which will be permanently reduced by the sale of fixed assets and leasehold interests. Availability under the DIP Facility at January 31, 1998 was $78.4 million.


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


The maximum borrowings, excluding the term note, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which will be permanently reduced by the sale of fixed assets and leasehold interests. Availability under the DIP Facility at January 31, 1998 was $78.4 million. On October 9 and December 30, 1997, the DIP Facility was amended to include, among other things, a decrease in the minimum EBITDA requirements through March 1998 and an increase in the capital expenditure limit through March 1998. LFI and Levitz are currently in compliance with the DIP Facility covenants as amended.


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





                                            LEVITZ FURNITURE CORPORATION
                                                     (Registrant)





    Date:  March 17, 1998                 /S/    LAWRENCE R. MCDEVITT
                                          ---------------------------
                                                 Lawrence R. McDevitt
                                              Vice President/Controller
                                               Chief Accounting Officer


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