Form 10-K
period 1998-03-31
LEVITZ FURNITURE CORP /FL/
filed 1998-07-13
CIK 58997

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 33-61534

                          LEVITZ FURNITURE CORPORATION
             (Exact name of registrant as specified in its charter)

          FLORIDA                                              23-1657490
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

7887 NORTH FEDERAL HIGHWAY, BOCA RATON, FL                          33487-1613
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 29, 1998, there were 1,000 shares of the registrant's Common Stock outstanding, with no shares held by the registrant in its treasury. As of that date all shares of such Common Stock were owned by the registrant's parent, Levitz Furniture Incorporated, a Delaware Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

The registrant meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                     PART I

ITEM 1.  BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS: (1) BANKRUPTCY OR DISTRICT COURT ACTIONS OR PROCEEDINGS RELATED TO THE BANKRUPTCY OF LEVITZ AND ITS SUBSIDIARIES; (2) COMPETITIVE PRESSURE IN LEVITZ'S INDUSTRY; (3) GENERAL ECONOMIC CONDITIONS; (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING LEVITZ'S FINANCIAL STRUCTURE AND LEVITZ'S COST OF CAPITAL AND BORROWED MONEY; (5) INVENTORY RISKS DUE TO CHANGE IN MARKET DEMAND OR LFI'S BUSINESS STRATEGIES; (6) CHANGES IN EFFECTIVE TAX RATES; AND (7) THE UNCERTAINTIES INHERENT IN LEVITZ'S OPERATIONS. LEVITZ HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K.

CHAPTER 11 FILING

On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI"), and 11 of its subsidiaries, including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz" or the "Company"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware. The bankruptcy cases of LFI and Levitz and their affiliates are being jointly administered, for procedural purposes only, before the United States District Court, for the District of Delaware (the "Court") under Case No. 97-1842(JJF). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, Levitz, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses, pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court. Because Levitz is operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the existing directors and officers of Levitz continue to manage the operations of Levitz subject to the supervision and orders of the Court.

The Debtors expect to reorganize under Chapter 11 and to propose a reorganization plan or plans. The Court has extended the Debtors' exclusive right to file a reorganization plan or plans through August 31, 1998. The Debtors may request a further extension of the exclusivity period. There can be no assurance that the Court will grant such further extension. After expiration of the exclusivity period, creditors of the Debtors have the right to propose alternative reorganization plans. Although management expects to file a reorganization plan or plans that provide for emergence from bankruptcy in 1998 or 1999, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Court, or that such plan or plans will be consummated.

At this time, it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business. Reference is made to Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Report of Independent Public Accountants included on page 23 which indicates the substantial doubt about Levitz's ability to continue as a going concern.

THE COMPANY

Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz"), was organized in 1965 as a Florida corporation, is the successor to a business originally commenced in 1910 and was acquired by LFI in 1985. Levitz is one of the largest specialty retailers of furniture in the United States with, as of May 31, 1998, a chain of 58 warehouse-showrooms and 47 satellite stores located in major metropolitan areas in 22 states. Levitz pioneered the warehouse-showroom concept by opening the first warehouse-showroom in 1963 in Allentown, Pennsylvania. Levitz stores generated revenues of $836.8 million in the year ended March 31, 1998 ("Fiscal 1998"). Management believes the Levitz name to be one of the most recognized in furniture retailing. The principal executive offices of Levitz are located at 7887 North Federal Highway, Boca Raton, FL 33487-1613, and its telephone number is (561) 994-6006.

LFI was incorporated in Delaware in 1984 under the name LFC Holding Corporation for the purpose of acquiring Levitz Furniture Corporation. LFI changed its name to Levitz Furniture Incorporated in 1993. LFI's only material asset is the common stock of Levitz Furniture Corporation and it conducts no business other than holding the common stock of Levitz Furniture Corporation.

Levitz stores offer a wide selection primarily of brand-name furniture and accessories including living room, bedroom, dining room, kitchen and occasional furniture and bedding. Some of the well known, nationally advertised brands offered by Levitz stores include Ashley, Bassett, Benchcraft, Berkline, Broyhill, Douglas, Klaussner, Lane, Lea Industries, Rowe, Sealy, Simmons, Stanley, Stratford, and Universal. Levitz does not manufacture any of the merchandise sold in its stores but instead devotes all of its resources to the retail sale of furniture.

Levitz has experienced declining sales, profitability and cash flows over the past several fiscal years. Reference is made to Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition".

BUSINESS STRATEGY

Levitz's retailing concept targets value-conscious consumers by offering:

                  -        broad selections of furniture and accessories;
                  -        nationally advertised brands;
                  -        competitive prices; and
                  -        immediate availability of merchandise.

Levitz offers one of America's largest selection of quality brand name furniture at guaranteed low prices. The Company's large showrooms facilitate display of a broad selection of furniture and accessories. In each of its warehouse-showroom facilities, Levitz can maintain substantial inventory, carrying in-stock the depth of merchandise necessary for customers to carry away purchases immediately. In addition to the warehouse-showrooms, Levitz also operates "satellite" stores which utilize the warehouse and delivery functions of nearby warehouse-showrooms. The satellite showrooms enable Levitz to more cost-effectively penetrate existing markets by leveraging costs of supervisory personnel, advertising programs and warehouse operations. The sales volumes inherent in the warehouse-showroom/satellite concept make Levitz a key channel of distribution for its principal vendors. Management has developed strong partnerships with these principal vendors from whom it purchases large quantities of quality merchandise, often at substantial savings. This buying power enables Levitz to price its merchandise very competitively.

MERCHANDISING

Levitz's merchandising strategy is generally to display more merchandise in a larger selling space than its competition, with 175 to 260 settings typically displayed on its showroom floors. The merchandise sales mix among product line groupings for Fiscal 1998 was upholstery/seating 44.1%, bedroom 20.6%, occasional 11.2%, dining room (formal and casual) 12.0%, bedding 10.1%, and other 2.2%. Percentage breakdowns have been relatively consistent for the past several years. Levitz intends to open satellite stores that contain less selling space than previously operated while generally maintaining this merchandising strategy.

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

To attract consumers who prefer more customized merchandise and are less concerned with immediate delivery, Levitz has a "Choices" program. The "Choices" program enables the customer to select from hundreds more of pre-selected fabrics than are typically available in stock. Due to the strength of its vendor relationships, Levitz is able to promise delivery of these custom order furniture items generally within four weeks of purchase. During Fiscal 1998, the "Choices" program represented approximately 10.2% of upholstery sales.

ADVERTISING AND PROMOTION

Levitz retains independent national advertising firms for creative and production services in connection with its print, radio and television advertisements. For Fiscal 1998, Levitz's advertising expenditures amounted to $108.1 million or 12.9% of net sales, as compared to $102.1 million or 10.6% of net sales, for Fiscal 1997. Levitz's name is widely recognized by furniture consumers.

CUSTOMER SERVICE

Levitz is committed to providing high-quality customer service in all phases of its business, including immediate merchandise availability, instant store credit and prompt delivery. Through its warehouse-showrooms, Levitz provides immediate availability on the majority of its items. If delivery is desired, Levitz will generally deliver the item within seven days of the purchase for a modest delivery charge. Levitz provides its customers with instant credit at the time of purchase utilizing point-of-sale terminals on the showroom floors. In the case of any damaged or defective merchandise Levitz will repair or replace the item or, if impracticable to repair or replace, will offer a refund to the customer. Management believes its commitment to customer service has contributed to the substantial percentage of repeat purchases by Levitz's customers.

STORE OPERATIONS

WAREHOUSE-SHOWROOMS

Each of Levitz's warehouse-showrooms incorporate a warehouse and a showroom within a single building. High-bay warehouse racks, filled floor-to-ceiling with ready-to-deliver furniture, emphasize Levitz's dominant selection and in-stock position on thousands of furniture items and accessories. The warehouse is designed to allow maximum use of available space through the use of modern materials handling systems.

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

SATELLITE STORES

Levitz's forty-seven satellite stores are free-standing showrooms utilizing the warehouse and delivery functions of nearby warehouse-showrooms. As a result, satellite stores require a smaller capital investment than a full warehouse-showroom and leverage the relatively fixed operating costs of the larger facilities including warehouse and delivery, supervision and advertising. Satellite stores enable Levitz to more cost-effectively penetrate existing markets. While the average warehouse-showroom is approximately two to three times the size of an average satellite store, selling space is approximately equal. Satellite stores range from approximately 25,000 to 60,000 square feet. See "Properties" for information regarding the locations of Levitz's satellite stores. Levitz intends to open new satellite stores having approximately 30,000 square feet of space.

Levitz's retail facilities are generally open Monday through Saturday from 10:00 a.m. to 9:00 p.m., and on Sundays from 12:00 noon to 6:00 p.m.

CUSTOMER CREDIT POLICIES

Levitz sells its merchandise either for cash, under customer installment purchase plans or bank credit cards and a private label credit program. During Fiscal 1998 and 1997, approximately 40% and 36%, respectively, of sales at Levitz's facilities were for cash (including bank credit cards), and approximately 60% and 64%, respectively, of sales were under customer credit plans. Levitz accepted bank credit cards in all stores starting January 1998. For the period January 1998 through May 1998, sales at Levitz for cash were approximately 25%, sales by bank credit cards were approximately 25% and sales under customer credit plans were approximately 50%.

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

Levitz is exposed to market risks under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based on the relationship among the interest earned on the portfolio, the amount of the promotional discount fees, the amount of the servicing fee, the prime rate, and to a limited extent, credit losses. For Fiscal 1998 and 1997, Levitz recorded income under the GECC Agreement of $7.9 million and $12.8 million, respectively. These amounts are included in selling, general and administrative expenses and unusual operating expenses. Levitz expects the income under the GECC Agreement to be minimal in Fiscal 1999.

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

Management has established strong partnerships with its principal vendors to review new merchandise and plan promotions and marketing strategies, as well as manage inventory levels. Substantially all manufacturers have cooperative advertising budgets with Levitz. Electronic data interchange ("EDI") is an important aspect of these partnerships. One hundred sixteen manufacturers currently participate in Levitz's EDI system which enables manufacturers to plan and produce goods more efficiently while making it possible for Levitz to maintain an in-stock position with less inventory. During May 1998, 98.1% of all furniture purchases were made through the EDI system as compared to 97.6% for the same month of the prior year. The Company intends to continue working with vendors to introduce additional EDI features such as advance ship notices and invoices which are expected to enhance relations and improve efficiencies for the Company.

Levitz currently purchases merchandise from over 213 independent manufacturers. For Fiscal 1998, Levitz's top 10 vendors accounted for 44.5% of purchases. Levitz has no long-term contractual commitments with any of its manufacturers, and with the exception of the disruption caused by its 1997 Chapter 11 filing, has had no difficulty in the past in obtaining merchandise for sale.

MANAGEMENT INFORMATION SYSTEMS

Levitz maintains an IBM AS/400 computer in each warehouse-showroom to track all inventory and sales activity.

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

COMPETITION

The home furnishings industry is a highly competitive and fragmented market with sales for furniture, bedding and decorative accessories by furniture stores in the United States estimated at $35.0 billion in 1997. According to a leading industry publication, the nation's 100 largest furniture retailers accounted for approximately 41.0% of all furniture sales by furniture stores in the United States in 1997. According to the same publication, in 1997 Levitz represented 2.4% of total domestic furniture sales, and was the second largest specialty retailer of furniture in the United States.

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

EMPLOYEES

As of March 31, 1998, Levitz had 4,489 employees, of whom 1,485 were engaged in sales, 7 in advertising, 375 in merchandising and display, 1,113 in warehouse and maintenance functions and 1,509 in office and administrative work. As of March 31, 1998, 3,403 of Levitz's employees were full-time and 1,086 were part-time. Sales personnel are paid primarily on a commission basis. Levitz's store managers and key marketing, distribution and operations personnel may receive, in addition to their base salaries, bonus compensation based upon achieving planned sales and operating performance for the location or locations for which the employee has responsibility. Certain of Levitz's national staff personnel, including officers, may receive bonuses based upon favorable operating results during the fiscal year.

Levitz maintains one facility in which its sales employees are covered by a collective bargaining agreement with a local of the United Food and Commercial Workers Union ("UFCW"). This collective bargaining agreement expired in December 1997. The parties are engaged in negotiations concerning that agreement.

In 1995 the Company withdrew recognition of a UFCW local as bargaining agent for the employees at one Company facility. That decision was upheld by the NLRB Regional Director and the local has appealed the matter to the NLRB. In June 1998 two petitions were filed by a Teamsters Union local seeking recognition as the bargaining agent for the employees at two of the Company's facilities.

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

RESTRUCTURING ACTIVITIES

Since the filing of the Chapter 11 voluntary petitions on September 5, 1997, management of the Company and its advisors in the bankruptcy proceedings have conducted an extensive analysis of business operations with the objective of making the changes necessary to improve operating performance. The following paragraphs summarize key components of actions taken:

MARKET BY MARKET PERFORMANCE ANALYSIS

Management has performed a study of each of the market areas in which its stores operate. This study compared the operating performance of the Company's stores against key competitors in each market. In markets where the Company's store operations were not providing an adequate return on invested assets, management considered the steps that could be taken to improve profitability. In some cases, it was determined that the prospects were not good for achieving an adequate return on invested assets. Accordingly, the decision was made to close selected stores or, in some cases, to close all stores in a specific market. The Company has either already closed or announced the intention to close a total of thirty-nine stores since its Chapter 11 filing. Correspondingly, management believes the Company's profitability can be improved by opening as many as fifteen stores in seven existing markets in which the Company's competitive position is already strong. Management expects to open these new stores by the end of 1999, subject to Court approval, and dependent on general business conditions and the Company's ability to finance such openings.

SELLING, MERCHANDISING AND ADVERTISING INITIATIVES

A number of initiatives are being pursued which are expected to improve operating performance. In addition to introducing a number of new items to the merchandise assortment in the spring of 1998, management has taken steps to improve merchandise planning and replenishment programs. Advertising programs are being revised to introduce new events and to change the mix of media on a market by market basis. Store sales associates are being trained on "customer-driven" selling techniques. In addition, internal "best practices" benchmarking is being used to improve performance in sales and customer service and to reduce non-selling operating expenses.

EXPENSE REDUCTION INITIATIVES

In January 1998, Levitz sold its corporate headquarters building, with Court approval, and moved its offices to a leased building housing its Boca Raton, Florida retail store.

The Company is implementing a "warehouse rationalization program" which is aimed at limiting the number of warehouses servicing each market. This initiative will reduce warehousing costs, other support costs through consolidation and reduce the overall inventory investment to service stores in a given market area. The program is also intended to provide additional income by leasing excess warehouse capacity or entering into new lease agreements. The nature of the sublease rental may vary depending on the suitability of the space for other parties. Management expects the reduction in operating expense and the savings from reduced inventory investment to justify the warehouse closing even when a sublease tenant is not immediately available. This program has been implemented in seven locations and is currently underway at two other locations. At the nine locations where the warehouse has or will be eliminated, the Company has entered into new lease agreements at two locations eliminating the warehouse space and has subleased the former warehouse to a tenant in two other locations. Management believes opportunities exist to take this action in other locations thereby improving profitability while reducing required inventory investment.

ITEM 2.  PROPERTIES

On May 31, 1998, Levitz operated 105 retail facilities, including 58 warehouse-showrooms and 47 satellite stores located in major metropolitan areas in 22 states, with a concentration in California. The following table sets forth the number of retail facilities owned or leased by Levitz on May 31, 1998:

                                             OWNED(A)               LEASED(B)
                                             --------               ---------
Warehouse-showrooms.........................    16                     42
Satellite stores............................     7                     40
----------
(a) Two warehouse-showrooms and one satellite store are located on land occupied by Levitz under long-term ground leases. Each of the owned properties is encumbered by either a first or second mortgage, most of which mortgages secure borrowings by Levitz under its DIP Facility.

(b) The terms of the leases range from 7 months to 56 years, including renewal options. Rentals are either fixed or fixed minimums coupled with contingent rentals based on the Consumer Price Index or a percentage of net sales.

On May 31, 1998, these facilities contained a total of approximately 11,200,000 square feet, including approximately 4,900,000 square feet of selling space. Levitz also owns a 35,000 square foot facility in Pottstown, Pennsylvania which is used for accounting offices.

The following sets forth, as of May 31, 1998, the retail premises operated by
Levitz:

                    OWNED PREMISES                                                LEASED PREMISES
-----------------------------------------------------          -----------------------------------------------------
                                  MONTH AND     STORE                                            MONTH AND     STORE
     LOCATION                     YEAR OPENED TYPE(1)               LOCATION                     YEAR OPENED TYPE(1)
-----------------------------------------------------          -----------------------------------------------------
Tampa, FL(2)...................    Oct. 1969     WS            Allentown, PA...................  Sept. 1963     WS
Los Angeles, CA................    Dec. 1970     WS            Phoenix, AZ.....................   Nov. 1963     ST
Denver, CO(2)..................    Jan. 1971     WS            Dallas, TX......................    May 1967     ST
Oxnard, CA.....................    Jan. 1971     WS            Santa Clara, CA.................  Sept. 1968     WS
St. Louis, MO(2)...............   Sept. 1971     WS            Wilmington, DE..................   June 1969     WS
Portland, OR...................    Nov. 1971     WS            San Bernardino, CA..............   Aug. 1969     WS
St. Paul, MN...................    Dec. 1971     WS            Huntington Beach, CA............   Nov. 1969     WS
Southington, CT................    Aug. 1975     WS            San Diego, CA(2)................    May 1970     WS
Independence, MO...............    Feb. 1976     ST            Sacramento, CA..................  Sept. 1970     WS
Paramus, NJ....................    Aug. 1977     WS            Ft. Lauderdale, FL..............   Oct. 1970     WS
Garden City, NY(3).............    Aug. 1977     WS            Seattle, WA.....................   Nov. 1970     WS
S. Miami, FL...................    Dec. 1977     ST            San Leandro, CA.................   Aug. 1971     WS
W. Palm Beach, FL..............    Nov. 1979     ST            So. San Francisco, CA...........   Aug. 1971     WS
Lynnwood, WA...................    June 1980     WS            Cherry Hill, NJ.................  Sept. 1971     WS
La Puente, CA(3)...............    Jan. 1981     ST            Willowbrook, NJ.................   Dec. 1971     WS
Woodbridge, NJ(3)..............    Jan. 1981     WS            Minneapolis, MN.................   Dec. 1971     WS
Modesto, CA....................    Nov. 1981     WS            San Antonio, TX.................   Jan. 1972     WS
Mesquite, TX...................    Dec. 1982     WS            Suitland, MD....................   Jan. 1972     WS
Plantation, FL.................    Aug. 1983     WS            Rockville, MD...................   Jan. 1972     WS
Colo. Springs, CO(2)...........    Nov. 1983     ST            Miami, FL.......................  April 1972     WS
Arlington, TX..................    Jan. 1984     WS            Fairfax, VA.....................    May 1972     WS
San Marcos, CA(2)..............    Feb. 1984     ST            San Dimas, CA...................    May 1972     WS
Portland, OR...................    July 1986     ST            Northridge, CA..................   June 1972     WS
                                                               Indianapolis, IN................   Aug. 1972     WS
                                                               Fresno, CA......................   Aug. 1972     WS
                                                               Redondo Beach, CA...............   Aug. 1972     WS
                                                               King of Prussia, PA.............   Aug. 1972     ST
                                                               Fort Worth, TX..................   Oct. 1972     WS
                                                               Kansas City, KS.................   Nov. 1972     WS
                                                               El Paso, TX.....................   Feb. 1973     WS

----------
(1) The column refers to warehouse-showrooms ("WS") or satellite stores ("ST").
(2) In June 1998 Levitz announced its intent to close these stores.
(3) Stores located on land occupied by Levitz pursuant to long-term ground lease.


                   LEASED PREMISES                                                LEASED PREMISES
-----------------------------------------------------          -----------------------------------------------------
                                  MONTH AND     STORE                                            MONTH AND     STORE
     LOCATION                     YEAR OPENED TYPE(1)               LOCATION                     YEAR OPENED TYPE(1)
-----------------------------------------------------          -----------------------------------------------------
Mesa, AZ.......................    Mar. 1973     WS            Kansas City, MO................    Oct. 1986     ST
Farmingdale, NY................   April 1973     WS            Reading, PA ...................    Jan. 1987     ST
Langhorne, PA..................     May 1973     WS            Bakersfield, CA ...............    Mar. 1987     ST
New Orleans, LA................   Sept. 1973     WS            Chula Vista, CA(2) .............   Mar. 1987     ST
Baltimore (Glen Burnie), MD....    July 1974     WS            Pinole, CA......................   Dec. 1987     ST
Winter Park, FL(2).............    June 1977     WS            Tacoma, WA......................   Jan. 1988     ST
Dedham, MA.....................    Aug. 1977     WS            Alhambra, CA(2).................   Aug. 1988     ST
Danvers, MA....................    Aug. 1977     WS            Smithtown, NY...................   Aug. 1989     ST
Westboro, MA...................    Aug. 1977     WS            Brooklyn Park, MN...............   Nov. 1989     ST
Enfield, CT....................    Aug. 1977     WS            Corona, CA......................   Nov. 1989     ST
Clearwater, FL(2)..............   Sept. 1977     ST            Nashua, NH......................   Nov. 1990     ST
Concord, CA....................    Dec. 1978     WS            Fullerton, MD...................   Jan. 1991     ST
Austin, TX.....................    Oct. 1979     WS            Las Vegas, NV...................   Aug. 1991     WS
Denver, CO(2)..................    Oct. 1979     ST            New Port Richey, FL(2)..........   Oct. 1992     ST
Anaheim, CA....................    Nov. 1981     ST            Glendale, AZ....................   Nov. 1992     ST
Laguna Hills, CA...............   April 1983     ST            Victorville, CA.................   Dec. 1992     ST
Baltimore, MD..................    Nov. 1983     ST            Rohnert Park, CA................   Mar. 1994     ST
Pleasanton, CA.................    Jan. 1984     ST            N. Richland Hills, TX...........  April 1994     ST
San Carlos, CA.................   April 1984     ST            Arroyo Grande, CA...............  April 1994     ST
San Antonio, TX................    Nov. 1984     ST            Cathedral City, CA..............  April 1994     ST
Stockton, CA...................    June 1985     ST            Tempe, AZ.......................   June 1994     ST
Cerritos, CA...................    June 1985     ST            Indianapolis, IN................   Aug. 1994     ST
Boca Raton, FL.................    Nov. 1985     ST            Fremont, CA.....................   Aug. 1994     ST
Phoenix, AZ....................    Nov. 1985     ST            Middle Village, NY..............   Oct. 1994     WS
Milford, CT....................   April 1986     ST            Plano, TX(2)....................   Oct. 1994     WS
Orlando, FL(2).................     May 1986     ST            Manchester, MO(2)...............   Oct. 1995     ST

----------
(1) The column refers to warehouse-showrooms ("WS") or satellite stores ("ST").
(2) In June 1998 Levitz announced its intent to close these stores.
(3) Stores located on land occupied by Levitz pursuant to long-term ground lease.

In addition to the above properties, as of May 31, 1998 Levitz had available for disposition three owned and three leased properties formerly operated as retail stores.

On June 17, 1998, the Company announced its intention to close all warehouse and showroom facilities in the Tampa, FL, Orlando, FL, San Diego, CA, Denver, CO, and St. Louis, MO markets. This announcement affected five warehouse facilities and a total of thirteen showrooms. In addition, the Company has recently announced the decision to close the warehouse and showroom located in Plano, TX and the showroom located at Alhambra, CA.

As part of its "warehouse rationalization program", the Company has completed the closing of its Paramus, NJ and Northridge, CA warehouses and has initiated the closing of warehouses in Minneapolis, MN and Austin, TX. The adjacent showrooms at these locations will continue to operate as "satellites" of other warehouse facilities serving these markets.

Following the above closings, the Company will have a total of 48 warehouses in operation which will be serving a total of 48 warehouse-showrooms and 42 satellite showrooms.

ITEM 3.  LEGAL PROCEEDINGS

CHAPTER 11 FILING

On September 5, 1997, LFI and 11 of its subsidiaries, including Levitz, filed voluntary petitions for relief under the Bankruptcy Code, Chapter 11, Title 11 of the United States Code, with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware 19801. The bankruptcy cases of LFI and Levitz and their affiliates are being jointly administered, for procedural purposes only, before the United States District Court for the District of Delaware under Case No. 97-1842(JJF).

Under section 362 of the Bankruptcy Code, during a Chapter 11 case, creditors and other parties in interest may not, without Court approval: (i) commence or continue judicial, administrative or other proceedings against the Debtors that were or could have been commenced prior to commencement of the Chapter 11 case, or recover a claim that arose prior to commencement of the case; (ii) enforce any pre-petition judgments against the Debtors; (iii) take any action to obtain possession of or exercise control over property of the Debtors or their estates; (iv) create, perfect or enforce any lien against the property of the Debtors; (v) collect, assess or recover claims against the Debtors that arose before the commencement of the case; or (vi) set off any debt owing to the Debtors that arose prior to the commencement of the case against a claim of such creditor or party in interest against the Debtors that arose before the commencement of the case.

Although the Debtors are authorized to operate their businesses and manage their properties as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Court approval.

As debtors-in-possession, the Debtors have the right, subject to Court approval and certain other limitations, to assume or reject executory, pre-petition contracts and unexpired leases. In this context, "assumption" requires the Debtors to perform their obligations and cure all existing defaults under the assumed contract or lease and "rejection" means that the Debtors are relieved from their obligations to perform further under the rejected contract or lease, but are subject to a claim for damages for the breach thereof subject to certain limitations contained in the Bankruptcy Code. Any damages resulting from rejection are treated as general unsecured claims in the reorganization cases.

Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Generally, unsecured and undersecured debt does not accrue interest after the Petition Date.

Pre-petition claims that were contingent or unliquidated at the commencement of the Chapter 11 cases are generally allowable against the Debtors in amounts to be fixed by the Court or otherwise agreed upon. These claims, including, without limitation, those which arise in connection with the rejection of executory contracts and leases, are expected to be substantial. The Debtors have established reserves approximating what the Debtors believe will be its liability under these claims. The Court fixed August 10, 1998 as the last date by which most creditors of the Debtors could file proofs of claim for claims that arose prior to the Petition Date.

PLAN OF REORGANIZATION PROCEDURES

For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor has the exclusive right to propose and file a reorganization plan with the Court and an additional 60 days within which to solicit acceptances to any plan so filed (the "Exclusive Period"). The Court may increase or decrease the Exclusive Period for cause shown, and as long as the Exclusive Period continues, no other party may file a reorganization plan.

Given the magnitude of the operations of the Debtors and the number of interested parties asserting claims that must be resolved in the Chapter 11 cases, the plan formulation process is complex. The Debtors currently retain the exclusive right to propose and solicit acceptances of a plan or plans of reorganization until August 31, 1998 and October 30, 1998, respectively.

If a Chapter 11 debtor fails to file its plan during the Exclusive Period or after such plan has been filed fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder or a committee of creditors, may file a reorganization plan for such Chapter 11 debtor.

Inherent in a successful plan of reorganization is a capital structure which permits the Debtors to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Debtors. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of the Chapter 11 case on the business of the Debtors or on the interests of creditors.

Generally, after a plan has been filed with the Court, it will be sent, with a disclosure statement approved by the Court following a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any such plan by impaired classes of creditors and equity security holders, the Court, after notice and a hearing, would consider whether to confirm the plan. Among other things, to confirm a plan the Court is required to find that (i) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation of the debtor and (ii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the debtor or any successor to the debtor, unless the plan proposes such liquidation or reorganization.

To confirm a plan, the Court generally is also required to find that each impaired class of creditors and equity security holders has accepted the plan by the requisite vote. If any impaired class of creditors or equity security holders does not accept a plan but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cram down" provisions of the Bankruptcy Code. Under these provisions, the Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met, including that (i) at least one impaired class of claims has accepted the plan, (ii) the plan "does not discriminate unfairly" and
(iii) the plan "is fair and equitable with respect to each class of claims or interests that is impaired under, and has not accepted, the plan." As used by the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings unique to bankruptcy law.

OTHER LEGAL PROCEEDINGS

In the ordinary course of business, Levitz is party to various legal actions which it believes are routine in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which Levitz is currently party will not have a material adverse effect upon its operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of Levitz's Common Stock is owned by LFI. After September 24, 1997 there was no public trading market for LFI's Common Stock. Prior to September 24, 1997, LFI's Common Stock was traded on the New York Stock Exchange ("NYSE"). Effective at the opening of the trading session on December 3, 1997, the NYSE formally removed from listing and registration the Common Stock of LFI pursuant to an Order, dated December 2, 1997, of the Securities and Exchange Commission granting the application for removal by the NYSE. As of June 12, 1998, there were 726 holders of record of Voting Common Stock and 7 holders of record of Non-Voting Common Stock.

LFI has not paid dividends on any class of its Common Stock since 1987 and does not intend to pay dividends in the foreseeable future. As a holding company, LFI's ability to pay dividends is dependent on the receipt of dividends or other payments from Levitz. The payment of dividends by Levitz to LFI is prohibited by the Postpetition Credit Agreement, dated as of September 5, 1997 (the "DIP Facility"). In addition, the payment of dividends by Levitz to LFI is subject to certain restrictions under the DIP Facility, the indentures relating to debt securities issued by LFI and Levitz and Florida law. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" and Note 4 to the Notes to Consolidated Financial Statements. Florida law generally requires that, after giving effect to a dividend, Levitz must be able to pay its debts as they become due in the usual course of business and the fair value of Levitz's total assets must be greater than the sum of its total liabilities plus certain preferential rights. Any determination to pay cash dividends in the future will be at the discretion of LFI's Board of Directors and will be dependent upon LFI's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Board of Directors.

Any reorganization plan is likely to result in a minimal, if any, distribution to existing stockholders of LFI as a result of the issuance of equity to creditors or new investors.

The range of high and low sales prices for LFI's Common Stock as reported in the New York Stock Exchange Composite Index for each quarterly period within the two most recent fiscal years through September 24, 1997, (the last day of reported trading on the NYSE), is as follows:

                  QUARTER ENDED              HIGH               LOW
                  -------------              ----              ----
                  June 30, 1996              5-1/8             3-3/4
                  September 30, 1996         5-1/8             3-3/4
                  December 31, 1996          4-1/8             2-1/4
                  March 31, 1997             3-1/2             2-5/8
                  June 30, 1997               3                1-7/16
                  September 24, 1997         1-11/16             7/32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

GENERAL

On September 5, 1997, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware. For further discussion of Chapter 11 proceedings, see "Item 1. Business-Chapter 11 Filing", "Item 3. Legal Proceedings" and Note 1 to Notes to Consolidated Financial Statements.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing, related circumstances and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations (see "Liquidity and Capital Resources" and Note 1 to "Notes to Consolidated Financial Statements"). As a result of the filing and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

Comparable store sales for Fiscal 1998 declined 6.4% from Fiscal 1997. While comparable sales declined in April 1998 by 9.5% from the April 1997 period, comparable store sales in May and June 1998 increased by 1.5% and 0.5%, respectively, over the same periods of the prior year.

Operating income has decreased from $17.2 million in Fiscal 1996 to $16.1 million in Fiscal 1997 and operations have resulted in a loss of $87.6 million in Fiscal 1998. Net cash provided by operating activities has decreased from $15.5 million in Fiscal 1996 to $1.2 million in Fiscal 1997 and a use of $17.2 million in Fiscal 1998.

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                              PERCENT OF NET SALES
                                   ----------------------------------------
                                             YEARS ENDED MARCH 31,
                                   ----------------------------------------
                                       1998          1997          1996
                                   ------------  ------------  ------------

Net sales                                 100.0%        100.0%        100.0%
Cost of sales                              55.9          55.2          54.2
                                   ------------  ------------  ------------
Gross profit                               44.1          44.8          45.8
Selling, general and
  administrative expenses                  43.2          39.5          40.2
Unusual operating expenses                  1.9           -             -
Charge for store closings                   -             0.8           -
Restructuring expense                       -             -             0.9
Depreciation and amortization               2.9           2.8           3.0
Interest expense, net                       4.7           5.6           5.2
Reorganization items                        6.6           -             -
                                   ------------  ------------  ------------
Loss before income taxes                  (15.2)         (3.9)         (3.5)
Income tax benefit                          4.7           1.4           1.3
                                   ------------  ------------  ------------
Loss before extraordinary items           (10.5)         (2.5)         (2.2)
Extraordinary items                        (0.7)         (0.2)          -
                                   ------------  ------------  ------------
Net loss                                  (11.2)         (2.7)         (2.2)
                                   ============  ============  ============
Comparable store sales decrease (1)        (6.4%)        (1.3%)        (9.6%)
                                   ============  ============  ============
----------
 (1) Comparable store sales are calculated by excluding the net sales of a store for any full month of one period if the store was not open during the same full month of the prior period.

COMPARISON OF OPERATIONS FOR FISCAL 1998 TO FISCAL 1997

Net sales for Fiscal 1998 decreased to $836.8 million or 13.5% from $966.9 million for Fiscal 1997. Comparable store sales for Fiscal 1998 declined 6.4% from Fiscal 1997. Levitz has attempted to address the decrease in comparable store sales declines by (i) changing its merchandise lineup, (ii) making a concerted effort to liquidate older, discontinued merchandise, (iii) shifting its focus in advertising expenditures by media outlet to those deemed most effective, and (iv) closing certain underperforming stores to enable it to focus efforts and resources on key markets. In addition to the comparable store sales decline experienced during Fiscal 1998, the Company closed 24 under-performing stores.

Gross profit for Fiscal 1998 was $369.2 million, or 44.1% of net sales, as compared to $433.3 million, or 44.8% of net sales, for fiscal 1997. The decrease in gross profit percentage of net sales is attributable to the increase in items sold at lower margins that were deleted from the merchandise assortment.

Selling, general and administrative (SG&A) expenses decreased by $20.8 million or 5.4% to $361.1 million in Fiscal 1998 from $381.9 million in Fiscal 1997. The dollar decrease in SG&A expenses is primarily attributable to the reduction in costs attributable to the disposal of 24 stores during 1998.

During Fiscal 1998, Levitz incurred unusual operating expenses of $1.3 million under the provisions of an employment agreement due to the termination of an officer. Additionally, Levitz recorded a $5.9 million write-off of the future service revenue receivable under the GECC Agreement when Levitz was required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. During the fourth quarter of Fiscal 1998, the Company reviewed certain discontinued and/or slow moving inventory items which did not complement the new merchandise assortment. In an effort to accelerate the liquidation of these items, the Company reduced their selling prices. Included in unusual operating expenses is a $6.1 million charge reflecting the Company's adjustment to record this inventory at its estimated net realizable value. The Company also wrote off goodwill in the amount of $2.8 million.

Depreciation and amortization expenses decreased to $24.1 million in Fiscal 1998 from $27.0 million in Fiscal 1997. The decrease is primarily attributable to the retirement of depreciable assets related to closed stores and the writeoff of all goodwill.

During Fiscal 1998, Levitz recorded reorganization related expenses of $55.5 million which includes $33.6 million for 24 store closings, $15.0 million for the acceleration of goodwill amortization and $6.9 million for professional services provided to Levitz and the Creditors' Committee which, subject to Court approval, are required to be paid by Levitz while it is in Chapter 11. In Fiscal 1997, Levitz closed five satellite stores which resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements.

Interest expense for Fiscal 1998 decreased to $39.0 million or 4.7% of net sales from $54.1 million or 5.6% of net sales for Fiscal 1997. As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $12.6 million was not recorded on certain prepetition debt for the period from September 5, 1997 through March 31, 1998.

During Fiscal 1998 and 1997, Levitz incurred after-tax extraordinary losses of $5.8 million and $2.0 million respectively due to the write-off of deferred financing fees related to the previous bank credit agreements.

As a result of the aforementioned factors, net loss was $93.0 million or 11.2% of net sales for Fiscal 1998 as compared to $26.5 million or 2.7% of net sales for Fiscal 1997.

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

Gross profit for Fiscal 1997 was $433.3 million, or 44.8% of net sales, as compared to $451.7 million, or 45.8% of net sales, for Fiscal 1996. The decrease in gross profit as a percentage of net sales is attributable to a change in merchandise pricing policy. The change in pricing policy was targeted to "value conscious" consumers and competitive pressures.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Levitz's primary sources of liquidity are cash flows from operations (including the proceeds from the transfer of customer credit obligations to GECC), trade credit and borrowings under the DIP Facility. During Fiscal 1998, cash flow used in operating activities before changes in working capital was $38.9 million. During the second quarter ended September 30, 1997, cash flow used in operating activities before changes in working capital was $21.6 million or 55.5% of the total cash flow used for the year. As a result of the slow-down in shipments from the vendors, sales declined $29.9 million from the same period of the prior year creating a significant decline in gross profit dollars.

Cash flows provided by changes in working capital was $21.7 million for Fiscal 1998. Working capital was favorably impacted by the stay of payments for current liabilities of approximately $70.7 million resulting from the Chapter 11 filing on September 5, 1997. Changes in working capital were unfavorably impacted by the reduction in current liabilities due to the closing of 24 stores and by the loss of favorable payment terms with vendors subsequent to the Chapter 11 filing.

Net cash used in financing activities amounted to $19.4 million in Fiscal 1998, and includes net repayments under the credit facilities of $1.4 million, principal payments on long-term debt and capital lease obligations of $11.7 million, a decrease in the cash overdraft position of $3.1 million and payment of deferred financing fees for the DIP Facility of $3.2 million. Net cash provided by financing activities amounted to $2.4 million in Fiscal 1997 and includes increased borrowings under the credit facilities of $22.7 million less principal payments under long-term obligations of $11.1 million and payment of deferred financing fees for the credit facilities of $10.9 million.

Cash provided by investing activities for Fiscal 1998 includes $46.8 million of proceeds from asset sales of the JMS stores, the Company's Boca Raton headquarters, and other closed facilities. All of these proceeds were applied as repayments to the DIP Facilities as required by the agreement.

Levitz's capital expenditures (other than for capitalized leases) totaled approximately $14.1 million, $11.0 million and $12.6 million during Fiscal 1998, 1997 and 1996, respectively. Capital expenditures during Fiscal 1998 were for existing store improvements and equipment. Management estimates that approximately $6.0 million to $10.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz expects to open three new stores and close fifteen stores during Fiscal 1999.

Long-Term Debt

LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation (BTCC) as agent. The DIP Facility has been approved by the Bankruptcy Court and includes a total commitment of $260.0 million which is comprised of revolving notes of $223.6 million and a term note of $36.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide LFI with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

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

The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced as the proceeds from the sale of fixed assets and leasehold interests are received. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at May 31, 1998 was $24.1 million.

The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. In Fiscal 1998, the DIP

Facility was amended to include, among other things, a decrease in the minimum EBITDA requirements through March 1998 and an increase in the capital expenditure limit through March 1998. In July 1998, the DIP Facility was further amended to decrease the EBITDA requirement through March 1999. The Company expects to submit a reorganization plan prior to the expiration of the DIP Facility. A component of that plan will be a financing agreement to succeed the DIP Facility. LFI and Levitz are currently in compliance with the DIP Facility covenants as amended.

The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility expires on March 5, 1999.

The Company is currently in default of the senior notes and senior subordinated notes, all of which are unsecured and have been classified as liabilities subject to compromise.

As of March 31, 1998, Levitz (excluding obligations under account purchase agreement of $554.3 million and liabilities subject to compromise of $195.3 million) had an aggregate of $155.4 million of total debt outstanding, of which $149.7 million of principal payments are due during Fiscal 1999.

On September 5, 1997 Levitz and General Electric Capital Corporation (GECC) entered into a Second Amended and Restated Account Purchase and Credit Card Program Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. At March 31, 1998 GECC had purchased $669.1 million of customer credit obligations. The GECC Agreement expires October 31, 1999 and may require Levitz to repurchase the outstanding customer credit obligations at a price equal to their outstanding balance less a defined discount. In the event GECC would exercise its right to require Levitz to repurchase the outstanding customer credit obligations at termination of the GECC Agreement, Levitz would realize a loss in as much as the required repurchase price would likely exceed the then fair market value of the repurchased customer credit obligations. The amount of such loss would be dependent upon the circumstances at termination date of the GECC Agreement which would affect the fair market value of the then outstanding customer credit obligations. There is significant doubt as to Levitz's ability to repurchase the outstanding customer credit obligations due to the Chapter 11 filing and current financial condition. The GECC Agreement also requires Levitz to pay a fee of $3.5 million upon termination. The Court approved the GECC Agreement and granted a perfected security interest and lien to GECC for any purchased customer credit obligation and gave administrative expense status to any obligation of Levitz arising from the GECC Agreement.

Effective January 1, 1997, Levitz was required to account for the transactions under the GECC Agreement in accordance with Financial Accounting Standards Board
(FASB), Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under SFAS No. 125 Levitz was required to account for the transactions under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale, and therefore Levitz recorded $327.0 million and $554.3 million as a Receivable Under Account Purchase Agreement and an offsetting Obligation Under Account Purchase Agreement in its March 31, 1997 and 1998 financial statements, respectively.

Levitz is engaged in discussions with another party to finance and service its customer credit obligations. The outcome of those discussions and negotiations are not predictable, consequently the impact on the financial statements is not known.

Levitz is exposed to market risk under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional advertising fees and to a limited extent, credit losses.

Levitz recorded income of $7.9 million, $12.8 million and $12.6 million, respectively for the years ended March 31, 1998, 1997 and 1996. These amounts are included in selling, general and administrative expenses and unusual operating expenses. A one-percent change in the prime rate (when prime is greater than 7%) would increase or decrease the income from GECC by approximately $6.0 to $7.0 million per year. Levitz expects the income under the GECC Agreement to be minimal in Fiscal 1999.

GOING CONCERN

The Company believes that cash on hand, amounts available under the DIP Facility, as amended, and funds from operations will enable the Company to meet its current liquidity and capital expenditures requirements. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of such case on the business of the Company or on the interests of the creditors.

YEAR 2000

Levitz recognizes the need to ensure its operations will not be adversely impacted by Year 2000 technology failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. Levitz is in the process of assessing the risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is also communicating with vendors, financial institutions and others with which it does business to coordinate year 2000 conversion. The cost of achieving Year 2000 compliance, excluding in-house salaries, wages and benefits, has been estimated at approximately $0.3 million for software maintenance and development and $0.3 million for other operational systems. The Company has committed in Fiscal 1998 or planned in Fiscal 1999 $2.4 million in capital expenditures for the enhancement of operational and financial software and hardware systems as needed for current changes in business strategy which will eliminate the need for achieving Year 2000 compliance on some existing software.

INCOME TAXES

Levitz has recorded a deferred tax asset (benefit) for its cumulative net operating loss (NOL) for the fiscal year ended March 31, 1998. The cumulative NOL benefit at March 31, 1998 is supported by deferred tax credits which are projected to turn during the carryforward periods. Levitz is limited to the amount of future NOL's it can benefit and may have to start providing offsetting allowances. Additionally, if Levitz has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's.

                                    1998         1997         1996
                                    ----         ----         ----
Effective Tax Rate                  31.1%        35.5%        35.8%

The effective tax benefit decreased from 35.5% in Fiscal 1997 to 31.1% in Fiscal 1998 due to permanent differences arising from the write-off of goodwill and for non-deductible expenses.

NEW ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure". This statement establishes standards for disclosing information about an entity's capital structure. The standard will be effective for Fiscal 1999. This standard dows not change the currently reported disclosures.

The FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June of 1997. These standards establish new disclosures for comprehensive income and segments and will be effective for Fiscal 1999.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". This standard is effective for periods beginning after December 15, 1997. The implementation requires restatement of disclosures and will not have a material effect on LFI's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting for derivative instruments and hedging activities and will be effective for Fiscal 2000. This standard will not have an affect on the financial statements assuming current business strategies.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants................................    23

Consolidated Balance Sheets.............................................    24

Consolidated Statements of Operations...................................    25

Consolidated Statements of Stockholder's Deficit........................    26

Consolidated Statements of Cash Flows...................................    27

Notes to Consolidated Financial Statements..............................    28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Levitz Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Levitz Furniture Corporation (a Florida corporation) and subsidiaries, debtor-in-possession (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levitz Furniture Corporation and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1, on September 5, 1997 the Company together with its parent company, Levitz Furniture Incorporated, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Chapter 11 filing was the result of violation of certain debt covenants, recurring losses, deterioration of vendor support, and cash flow deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently operating as a debtor-in-possession under the jurisdiction of the bankruptcy court, the continuation of the business as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and shareholders and confirmation by the bankruptcy court, success of future operations, the ability to obtain financing and the ability to recover the carrying amount of assets and/or the amount and classification of liabilities. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                       ARTHUR ANDERSEN LLP

Philadelphia, Pa.
July 13, 1998

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                                                         MARCH 31,
                                                              --------------------------------
                                                                  1998              1997
                                                              -------------    ---------------
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 5,339            $ 9,267
  Receivables                                                       24,118             37,358
  Inventories                                                      142,618            169,488
  Deposits and prepaid expenses                                      3,442              3,514
  Deferred income taxes                                              3,418                933
                                                              -------------    ---------------
    Total current assets                                           178,935            220,560
                                                              -------------    ---------------
PROPERTY AND EQUIPMENT:
  Land                                                              25,501             47,731
  Buildings and building improvements                               91,736            142,949
  Leasehold improvements                                            71,936             74,469
  Store, warehouse and transportation equipment                     78,805             83,043
                                                              -------------    ---------------
                                                                   267,978            348,192
  Less-Accumulated depreciation and amortization                   124,729            133,566
                                                              -------------    ---------------
                                                                   143,249            214,626
  Property under capital leases, net of
    accumulated amortization of $85,623
    in 1998 and $98,993 in 1997                                     92,721            119,077
                                                              -------------    ---------------
                                                                   235,970            333,703
                                                              -------------    ---------------
OTHER ASSETS:
  Receivable under account purchase agreement (See Note 11)        554,322            327,000
  Intangible leasehold interests                                    14,151             15,613
  Deferred financing fees                                            2,061             11,975
  Goodwill                                                               -             18,177
  Property held for disposal                                        17,766                  -
  Other                                                              3,496              4,947
                                                              -------------    ---------------
                                                                   591,796            377,712
                                                              -------------    ---------------
                                                               $ 1,006,701          $ 931,975
                                                              =============    ===============
                  LIABILITIES AND STOCKHOLDER'S DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
  Cash overdrafts                                                 $ 16,395           $ 19,524
  Current portion of long-term debt                                  1,333             11,193
  Current portion of obligations under capital leases                    -              3,398
  Accounts payable, trade                                           30,511             73,044
  Accrued expenses and other liabilities                            55,847             88,897
  Payable to parent                                                 13,633             10,304
  Senior Secured Facilities                                              -             75,220
  DIP Facility                                                     148,381                  -
                                                              -------------    ---------------
    Total current liabilities                                      266,100            281,580
                                                              -------------    ---------------
LONG-TERM DEBT, net of current portion                               5,702            273,976
                                                              -------------    ---------------
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                 -             74,466
                                                              -------------    ---------------
OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT (See Note 11)          554,322            327,000
                                                              -------------    ---------------
OTHER NONCURRENT LIABILITIES                                           683             24,424
                                                              -------------    ---------------
DEFERRED INCOME TAXES                                                8,825             48,101
                                                              -------------    ---------------
LIABILITIES SUBJECT TO COMPROMISE                                  360,976                  -
                                                              -------------    ---------------
COMMITMENTS AND CONTINGENCIES (See Note 15)
STOCKHOLDER'S DEFICIT:
  Common stock                                                           1                  1
  Capital in excess of par                                          58,453             58,453
  Retained earnings (deficit)                                     (248,361)          (155,389)
  Minimum pension liability                                              -               (637)
                                                              -------------    ---------------
      Total stockholder's deficit                                 (189,907)           (97,572)
                                                              -------------    ---------------
                                                               $ 1,006,701          $ 931,975
                                                              =============    ===============

   The accompanying notes are an integral part of these financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                 YEARS ENDED MARCH 31,
                                                  ----------------------------------------------------
                                                       1998              1997              1996
                                                  ----------------  ----------------  ----------------
NET SALES                                               $ 836,802         $ 966,855         $ 986,622
                                                  ----------------  ----------------  ----------------

COSTS AND EXPENSES:
  Cost of sales                                           467,591           533,555           534,953
  Selling, general and administrative expenses            361,085           381,864           396,236
  Unusual operating expenses                               16,151                 -                 -
  Charge for store closings                                     -             8,295                 -
  Restructuring expense                                         -                 -             9,000
  Depreciation and amortization                            24,093            26,993            29,272
  Interest expense, net                                    38,974            54,053            51,829
                                                  ----------------  ----------------  ----------------
                                                          907,894         1,004,760         1,021,290
                                                  ----------------  ----------------  ----------------

LOSS BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                            (71,092)          (37,905)          (34,668)

REORGANIZATION ITEMS:
  Loss on store closings and other                         33,649                 -                 -
  Acceleration of goodwill amortization                    14,975                 -                 -
  Professional fees                                         6,888                 -                 -
                                                  ----------------  ----------------  ----------------
    Total                                                  55,512                 -                 -
                                                  ----------------  ----------------  ----------------

LOSS BEFORE INCOME TAXES                                 (126,604)          (37,905)          (34,668)

INCOME TAX (BENEFIT)                                      (39,437)          (13,454)          (12,413)
                                                  ----------------  ----------------  ----------------

LOSS BEFORE EXTRAORDINARY ITEMS                           (87,167)          (24,451)          (22,255)

EXTRAORDINARY ITEMS, NET OF TAX
  BENEFIT OF $2,630 IN 1998 AND $1,090 IN 1997             (5,805)           (2,002)                -
                                                  ----------------  ----------------  ----------------

NET LOSS                                                $ (92,972)        $ (26,453)        $ (22,255)
                                                  ================  ================  ================

LOSS PER COMMON SHARE:
  Loss before extraordinary items                        ($87,167)         ($24,451)         ($22,255)
  Extraordinary items                                      (5,805)           (2,002)                -
                                                  ----------------  ----------------  ----------------

NET LOSS                                                 ($92,972)         ($26,453)         ($22,255)
                                                  ================  ================  ================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                        1,000             1,000             1,000
                                                  ================  ================  ================

   The accompanying notes are an integral part of these financial statements.

                              LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                                (Dollars in thousands, except share data)

                                     COMMON STOCK             CAPITAL        RETAINED          MINIMUM
                             ----------------------------    IN EXCESS       EARNINGS          PENSION
                                 SHARES         AMOUNT        OF PAR        (DEFICIT)         LIABILITY
                             ---------------  -----------  -------------  --------------     ------------

BALANCE, MARCH 31, 1995               1,000          $ 1       $ 57,106      $ (106,681)             $ -

Net loss                                  -            -              -         (22,255)               -

Capital contribution                      -            -            747               -                -

Minimum pension liability                 -            -              -               -             (654)
                             ---------------  -----------  -------------  --------------     ------------

BALANCE, MARCH 31, 1996               1,000            1         57,853        (128,936)            (654)

Net loss                                  -            -              -         (26,453)               -

Capital contribution                      -            -            600               -                -

Minimum pension liability                 -            -              -               -               17
                             ---------------  -----------  -------------  --------------     ------------

BALANCE, MARCH 31, 1997               1,000            1         58,453        (155,389)            (637)

Net loss                                  -            -              -         (92,972)               -

Minimum pension liability                 -            -              -               -              637
                             ---------------  -----------  -------------  --------------     ------------

BALANCE, MARCH 31, 1998               1,000          $ 1       $ 58,453      $ (248,361)             $ -
                             ===============  ===========  =============  ==============     ============

   The accompanying notes are an integral part of these financial statements.

                              LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                       YEARS ENDED MARCH 31,
                                                           ----------------------------------------------
                                                               1998            1997             1996
                                                           -------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (92,972)       $ (26,453)      $ (22,255)
                                                           -------------   --------------   -------------
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                               14,421           15,703          16,559
      Amortization                                                9,672           11,290          12,713
      Amortization of deferred financing fees                     2,318            2,620           2,003
      Pension expense (income)                                      901            1,874          (1,779)
      Loss (gain) on disposal of property and equipment             (39)            (637)            116
      Other                                                       6,146              384               -
      Deferred tax benefit                                      (42,174)         (11,526)         (8,157)
      Extraordinary loss related to early redemption
        of debt, before tax benefit                               8,435            3,092               -
      Inventory write-down                                        6,124                -               -
      Goodwill write-off                                          2,810                -               -
      Reorganization items                                       45,532                -               -
      Change in operating assets and liabilities:
        Decrease (increase) in:
          Receivables                                             6,265           (3,327)           (307)
          Inventories                                            19,376          (28,570)         14,090
          Deposits and prepaid expenses                             (49)             306           3,382
          Other, net                                                229               49             129
        Increase (decrease) in:
          Accounts payable, trade                                (2,320)          17,111          (1,680)
          Accrued expenses and other liabilities                 (4,871)          13,646           6,774
          Payable to parent                                       3,348            4,400          (4,091)
          Other noncurrent liabilities                             (305)           1,203          (2,014)
                                                           -------------   --------------   -------------
             Total adjustments                                   75,819           27,618          37,738
                                                           -------------   --------------   -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (17,153)           1,165          15,483
                                                           -------------   --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (14,130)         (11,008)        (12,557)
  Proceeds from sale of property and equipment
    and other assets                                             46,775            3,959             353
  Proceeds from sale-leaseback transaction                            -                -          22,209
                                                           -------------   --------------   -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              32,645           (7,049)         10,005
                                                           -------------   --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                            990,740        1,068,493         325,300
  Repayments under credit facilities                           (992,189)      (1,045,789)       (335,834)
  Principal payments on long-term debt                           (8,503)          (3,831)         (3,925)
  Principal payments under capital lease obligations             (3,174)          (7,222)         (5,184)
  (Decrease) increase in cash overdrafts                         (3,129)           1,612             609
  Payment of deferred financing fees                             (3,165)         (10,867)              -
                                                           -------------   --------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (19,420)           2,396         (19,034)
                                                           -------------   --------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (3,928)          (3,488)          6,454
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      9,267           12,755           6,301
                                                           -------------   --------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 5,339          $ 9,267        $ 12,755
                                                           =============   ==============   =============

   The accompanying notes are an integral part of these financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1.       CHAPTER 11 PROCEEDINGS AND BASIS OF FINANCIAL STATEMENTS PRESENTATION:

         On September 5, 1997 (the "Petition Date", Levitz Furniture Incorporated, a Delaware corporation ("LFI"), and 11 of its subsidiaries, including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware. The bankruptcy cases of LFI and Levitz and their affiliates are being jointly administered, for procedural purposes only, before the United States District Court, for the District of Delaware (the "Court") under Case No. 97-1842(JJF). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, Levitz, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses, pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court. Because Levitz is operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the existing directors and officers of Levitz continue to manage the operations of Levitz subject to the supervision and orders of the Court.

         Certain subsidiaries were not included in the Chapter 11 filings. These subsidiaries are inactive and the results of their operations and financial position are not material to the consolidated financial statements.

         The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization during 1998 or 1999 which would contemplate emergence in 1999, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Court, or that such plan will be consummated. The Court has granted the debtors' request to extend its exclusive right to file a plan of reorganization through August 31, 1998. The Debtors may request a further extension of the exclusivity period. There can be no assurances that the Court will grant such further extension. After the expiration of the exclusivity period, creditors will have the right to propose alternative plans of reorganization. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 case. A plan of reorganization sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors under the Code and confirmation of the plan by the Court.

         The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including Levitz's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

         The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

         In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. Levitz has notified all known claimants subject to the August 10, 1998 bar date of their need to file a proof of claim with the Court. A bar date is the date by which claims against Levitz must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of March 31, 1998, the Debtors had rejected leases for 9 store locations and reached agreement with the landlord on one store location to terminate without liability. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to October 30, 1998. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for the stores that have been closed through March 31, 1998. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998


2.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         DESCRIPTION OF BUSINESS

         Levitz Furniture Corporation (Levitz), a Florida Corporation, was acquired by Levitz Furniture Incorporated (LFI) in 1985. Levitz is a specialty retailer of furniture with a chain of 58 warehouse-showrooms and 47 satellite stores located in major metropolitan areas in 22 states. See Note 18 - Subsequent Events (Unaudited).

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

         INVENTORIES

         Inventories of furniture and accessories are stated at the lower of cost or market. See Note 7. Cost is determined using the last-in, first-out (LIFO) method. Inventories valued on the LIFO cost method were approximately $11.9 million and $11.2 million lower than first-in, first-out (FIFO) costs at March 31, 1998 and 1997, respectively.

         During 1998, LIFO inventory quantities were reduced resulting in a partial liquidation of the LIFO bases, the effects of which were not material.

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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         PROPERTY HELD FOR DISPOSAL

         Property held for disposal representing primarily closed retail and warehouse facilities at the lower of net book value or net realizable value, of $17.8 million, is included in other assets at March 31, 1998.

         Losses of $3.4 million, which are included in reorganization costs, were recognized during Fiscal 1998 in connection with the write-down of property and equipment associated with these stores to their net realizable values.

         INTANGIBLE LEASEHOLD INTERESTS

         Intangible leasehold interests represent the value associated with renewal terms of capital leases and original and renewal terms of operating leases acquired by Levitz at rents below market value. The recoverability of the remaining carrying value of intangible leasehold interests is dependent upon the Company's ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic, market and competitive factors and is subject to the inherent uncertainty associated with estimates. Intangible leasehold interests are amortized by the straight-line method over the original and renewal terms of the related leases.

         LONG-LIVED ASSETS

         In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This statement requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses to be recognized is based on the difference between the fair values and the carrying amounts of the assets. SFAS No. 121 also requires any long-lived assets held for sale be reported at the lower of carrying amount or the fair value less selling cost. The adoption of this statement resulted in a $2.4 million charge during Fiscal 1997.

         GOODWILL

         Goodwill has been written-off during 1998 due to the sale of substantially all the assets of John M. Smyth Company (JMS) on January 9, 1998 and the current financial condition of Levitz. JMS was a wholly-owned subsidiary of Levitz. Prior to the write-off, goodwill was being amortized on a straight-line basis over forty years.

         ACCUMULATED AMORTIZATION

         Accumulated amortization related to intangible leasehold interests was $12.3 million as of March 31, 1998. Accumulated amortization related to intangible leasehold interests and goodwill was $16.0 million as of March 31, 1997.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         INCOME TAXES

         Levitz accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Levitz's financial statements or tax returns. In estimating future tax consequences, Levitz generally considers all expected future events other than enactment of changes in the tax laws or rates.

         DEFERRED FINANCING FEES

         Deferred financing fees at March 31, 1998 represent costs associated with obtaining the DIP financing and are being amortized over the terms of the related debt. Accumulated amortization of the DIP financing fees was $1.1 million at March 31, 1998. Net deferred financing costs as of the Petition Date of $8.4 million and $2.5 million for the senior secured facilities and for the various unsecured debt obligations were written off during 1998 as an extraordinary item and as reorganization items, respectively.

         ADVERTISING EXPENSES

         Levitz expenses all advertising costs the first time the advertising takes place including direct-response advertising. Advertising expense for fiscal years ended March 31, 1998, 1997 and 1996 was $108.1 million, $102.1 million and $100.5 million, respectively.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 1 regarding proceedings under Chapter 11.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure". This statement establishes standards for disclosing information about an entity's capital structure. The standard will be effective for Fiscal 1999. This standard dows not change the currently reported disclosures.

         The FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June of 1997. These standards establish new

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         disclosures for comprehensive income and segments and will be effective for Fiscal 1999.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". This standard is effective for periods beginning after December 15, 1997. The implementation requires restatement of disclosures and will not have a material effect on LFI's consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting for derivative instruments and hedging activities and will be effective for Fiscal 2000. This standard will not have an affect on the financial statements assuming current business strategies.

         STOCK-BASED COMPENSATION

         The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which provides for a fair value based method of accounting for grants of equity instruments to employees or suppliers in return for goods or services. As permitted under SFAS No. 123, the Company has elected to continue to account for compensation costs under the provisions prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Levitz has not made any grants of equity instruments to employees or suppliers.

         EARNINGS PER SHARE

         During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), which requires companies to report both basic and dilutive earnings per share. Loss per common share is based on the weighted average number of common shares outstanding during each year of 1,000 shares.

         RECLASSIFICATIONS

         Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

3.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                              1998                1997                 1996
                                         ---------------     ----------------     ---------------
         Cash paid/(received) during
           the year for:
             Interest                           $37,853              $49,678             $49,291
             Income tax refunds, net             (2,417)              (6,985)             (1,293)
         Non-cash activities:
           Capital contributions                      -                  600                 747

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

4.       SHORT-TERM AND LONG-TERM DEBT:

         Outstanding balances under debt arrangements are as follows (dollars in thousands):

                                                                       MARCH 31,                  MATURITY
                                                            --------------------------------    YEAR ENDING
                                               RATE              1998             1997            MARCH 31
                                             --------       ---------------  ---------------  -----------------
         DIP Facilities                      Variable             $148,381   $     -                1999
         Senior Secured Facilities           Variable                    -          149,710         2002
         Senior notes                         13.375%               91,267           91,141         1999
         Senior subordinated notes            9.625%               100,000          100,000         2004
         Subordinated notes                   12.375%                    -            6,016         1998
         Mortgages                          8.375%-13%               7,035            9,522     1998 to 2004
         Lease financing                     Variable                4,000            4,000         1999
                                                            ---------------  ---------------
                                                                   350,683          360,389
         Less -
         Current portion of long-
           term debt                                                 1,333           11,193
         Credit facilities classified
           as current                                              148,381           75,220
         Unsecured debt reclassified
           as subject to compromise                                195,267                -
                                                            ---------------  ---------------
                                                                   $ 5,702         $273,976
                                                            ===============  ===============

         LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation (BTCC) as agent. The DIP Facility has been approved by the Court and includes a total commitment of $260.0 million which is comprised of revolving notes of $223.6 million and a term note of $36.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

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

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced as the proceeds from the sale of fixed assets and leasehold interests are received. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at March 31, 1998 and May 31, 1998 was $45.9 million and $24.1 million, respectively.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998


         The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sales of assets, capital expenditures and a prohibition on paying dividends. In Fiscal 1998, the DIP Facility was amended to include, among other things, a decrease in the minimum EBITDA requirements through March 1998 and an increase in the capital expenditure limit through March 1998. In July 1998, the DIP Facility was further amended to decrease the EBITDA requirement through March 1999. LFI and Levitz are currently in compliance with the DIP Facility covenants as amended.

         The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors. The DIP Facility expires on March 5, 1999.

         The Company is currently in default of the senior notes and senior subordinated notes, all of which are unsecured and have been classified as liabilities subject to compromise.

         As of March 31, 1998, Levitz (excluding obligations under account purchase agreement of $554.3 million and liabilities subject to compromise of $195.3 million) had an aggregate of $155.4 million of total debt outstanding, of which $149.7 million of principal payments are due during Fiscal 1999.

5.       LIABILITIES SUBJECT TO COMPROMISE:

         The principal categories of obligations classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts below in total may vary significantly from the stated amount of proofs of claim that will be filed with the Court and may be subject to future adjustment depending on Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

                                                                          MARCH 31,
                                                                             1998
                                                                         (DOLLARS IN
                            LIABILITIES SUBJECT TO COMPROMISE             THOUSANDS)
                            ---------------------------------            -----------
         Accounts payable, trade                                          $ 39,270
         Accrued expenses                                                   15,670
         13.375% Senior Notes due 10/15/98                                  96,031 (1)
         9.625% Senior Subordinated Notes due 7/15/03                      101,337 (1)
         Financing on store building                                         4,000
         Obligations under capital leases                                   64,030 (2)
         Reserve for lease rejection claims                                 11,012
         Deferred rent on operating leases                                   3,744
         Deferred gain on sale leasebacks                                    3,108
         Supplemental executive retirement programs                         13,156
         Employment agreement severance costs                                2,869
         General liability claims                                              736
         Reserve for previous store closings                                 2,852
         Real estate taxes                                                   2,565
         Personal property taxes                                               596
                                                                     --------------
                                                                         $ 360,976
                                                                     ==============

         (1)     Includes accrued interest at September 4, 1997.

         (2) The above capital lease obligations include the obligations on closed stores where the fair market value of leasehold interests exceeds the capital lease asset value. A gain would be recognized upon assumption and assignment of the lease.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $12.6 million was not recorded on certain prepetition debt for the period from September 5, 1997 through March 31, 1998.

6.       REORGANIZATION ITEMS:

         During Fiscal 1998 the Company initiated a series of actions under its reorganization proceedings to improve its performance, which included store closures and dispositions, and incurred professional fees in connection with the Bankruptcy proceedings. These reorganization items aggregated $38,248 per share, net of tax benefit, for the period ended March 31, 1998.

         During October, 1997, the Court approved a motion for Levitz to close eighteen stores in under-performing markets. The closings are expected to reduce future operating losses. The Company recorded a pre-tax

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         charge of $23.8 million associated with the closing of these stores, which included non-cash items for the writedown of property, capital lease assets, furniture and fixtures to their net realizable values of $18.9 million, the loss on sale of inventory through liquidation in the amount $1.5 million and the write off of other assets in the amount of $0.8 million. Cash items include severance pay of $1.6 million and continuing expenses of $1.0 million. Additional non-cash reorganizational items written off at the same time included acceleration of goodwill amortization of $4.7 million and deferred financing fees of $2.5 million.

         On January 9, 1998, Levitz sold substantially all of the assets of the John M. Smyth Company ("JMS"), a wholly-owned subsidiary of Levitz, which then operated five store locations in the Chicago, Illinois vicinity. The gross proceeds from the sale which includes reimbursed amounts were approximately $35.6 million. The proceeds were used to pay mortgages, accounts payable, accrued liabilities and reduce borrowings under the DIP Facilities. In December 1997, Levitz incurred a charge of $18.0 million on the sale and closing of the JMS facilities. The charge included non-cash items for loss on sale of property and equipment of $5.0 million, acceleration of goodwill amortization of $10.3 million, lease rejection claims of $1.6 million and write-off of other assets of $0.2 million. The charge included cash items of $0.3 million for severance pay and $0.6 million for continuing expenses.

         Net sales and operating loss (exclusive of certain central office expense allocations and prior to interest expense, income taxes and reorganization items) from the 24 stores closed or disposed of during 1998 and the 5 stores closed during fiscal 1997 (see Note 8) were (in 000's):

                                          1998               1997
                                     ---------------   -----------------

         Net sales                          $77,678            $145,187

         Operating loss                      (3,061)             (3,393)

         Professional fees include accounting, legal and consulting services provided to Levitz and the Creditors' Committee which, subject to Court approval, are required to be paid by Levitz while it is in Chapter 11. Fees accrued for these services totaled $6.9 million in Fiscal 1998.

7.       UNUSUAL OPERATING EXPENSES:

         During Fiscal 1998, upon the resignation of an officer, Levitz accrued severance costs (i.e., future payroll and employee benefit) of $1.3 million under the provisions of an employment agreement. Additionally, Levitz recorded a $5.9 million write-off of the future service revenue receivable under the GECC Agreement when Levitz was required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. The charges increased net loss by $5.0 million or $4,973 per share.

         During the fourth quarter of Fiscal 1998, the Company reviewed certain discontinued and/or slow moving inventory items which did not complement the new merchandise assortment. In an effort to accelerate the

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         liquidation of these items, the Company reduced their selling prices. Included in unusual operating expenses is a $6.1 million charge reflecting the Company's adjustment to record this inventory at its estimated net realizable value. The Company also wrote off goodwill in the amount of $2.8 million. The charges increased net loss by $6.1 million or $6,156 per share.

8.       STORE CLOSING AND RESTRUCTURING EXPENSE:

         In the fiscal year ended March 31, 1997, management developed a plan to close five satellite stores. The stores were closed on October 31, 1996. The plan resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated realizable value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996 for one of the closed stores. The charge increased net loss by $5.4 million or $5,352 per share. As of March 31, 1998 approximately $3.9 million of these store closing reserves remained and is included in accrued expenses and other liabilities and liabilities subject to compromise.

         In the fiscal year ended March 31, 1996, management implemented two restructuring plans to consolidate regional offices and to eliminate certain support positions. The plans resulted in a restructuring charge of $9.0 million. The charges include $7.8 million of severance pay and related employee benefits and $1.2 million of lease commitments on closed regional office facilities. The two restructuring charges increased the net loss by $5.8 million or $5,828 per share. As of March 31, 1998 approximately $2.9 million of the restructuring charges remained and are included in liabilities subject to compromise.

9.       EXTRAORDINARY ITEMS:

         On September 5, 1997, Levitz incurred a before-tax extraordinary loss of $8.4 million on the write-off of deferred financing fees related to the termination of the previous credit facilities. The after-tax loss was $5.8 million or $5,805 per share. In the period ended December 31, 1996, Levitz incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of the previous bank credit agreement, the after-tax loss was $2.0 million or $2,002 per share.

10.      LEASING ARRANGEMENTS:

         Levitz leases its warehouse-showrooms generally under non-cancelable leases for original terms ranging from 10 to 40 years. Most leases contain renewal options and some include options to purchase the properties.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         The following is an analysis of property under capital leases by major classes (dollars in thousands):

                                                1998               1997
                                           ---------------    ---------------

         Land, buildings and improvements        $177,192           $216,918
         Equipment                                  1,152              1,152
                                           ---------------    ---------------
                                                  178,344            218,070
         Less- Accumulated amortization            85,623             98,993
                                           ---------------    ---------------
                                                  $92,721           $119,077
                                           ===============    ===============

         Amortization expense relating to property under capital leases for the years ended March 31, 1998, 1997 and 1996 was $8.3 million, $9.5 million and $10.6 million, respectively.

         Minimum annual rentals on open stores at March 31, 1998 (net of sublease income to be received) for the five years subsequent to March 31, 1998 and in the aggregate are as follows (dollars in thousands):

                                                 CAPITAL           OPERATING
         YEAR                                    LEASES              LEASES
                                              --------------     ---------------

         1999                                        $9,874             $18,743
         2000                                         9,604              15,993
         2001                                         9,438              13,099
         2002                                         9,095              12,454
         2003                                         7,942              11,716
         Thereafter                                 126,115             106,097
                                              --------------     ---------------
         Total minimum lease payments               172,068            $178,102
                                                                 ===============
         Less - Amount representing interest        113,251
                                              --------------
         Present value of net minimum
           payments under capital leases             58,817
         Less - Current portion                       2,739
                                              --------------
                                                    $56,078
                                              ==============

         The obligations under capital leases have been included in liabilities subject to compromise at March 31, 1998.

         Rent expense includes minimum rentals on operating leases, contingent payments based on either the Consumer Price Index or a percentage of sales for both capital and operating leases and amortization of intangible leasehold interests.

         Rent expense consists of the following (dollars in thousands):

                                    1998            1997             1996
                                -------------   --------------   --------------

         Rent expense                $23,835          $24,567          $24,681
         Sublease income                (519)            (888)            (799)
                                -------------   --------------   --------------
         Rent expense, net           $23,316          $23,679          $23,882
                                =============   ==============   ==============

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         In May 1995, under a sale-leaseback agreement, Levitz sold three warehouse-showrooms and one satellite store for approximately $22.2 million and leased them back under a twenty year operating lease agreement. The transaction resulted in a deferred gain of $3.6 million which is being amortized over the twenty-year lease period.

         Some rental agreements contain escalation provisions that may require higher future rent payments. Rent expense incurred under rental agreements which contain escalation clauses is recognized on a straight-line basis over the life of the lease.

11.      TRANSFER AND SERVICING OF FINANCIAL ASSETS:

         On September 5, 1997 Levitz and General Electric Capital Corporation
         (GECC) entered into a Second Amended and Restated Account Purchase and Credit Card Program Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. At March 31, 1998 GECC had purchased $669.1 million of customer credit obligations. The GECC Agreement expires October 31, 1999 and may require Levitz to repurchase the outstanding customer credit obligations at a price equal to their outstanding balance less a defined discount. In the event GECC would exercise its right to require Levitz to repurchase the outstanding customer credit obligations at termination of the GECC Agreement, Levitz would realize a loss in as much as the required repurchase price would likely exceed the then fair market value of the repurchased customer credit obligations. The amount of such loss would be dependent upon the circumstances at termination date of the GECC Agreement which would affect the fair market value of the then outstanding customer credit obligations. There is significant doubt as to Levitz's ability to repurchase the outstanding customer credit obligations due to the Chapter 11 filing and current financial condition. The GECC Agreement also requires Levitz to pay a fee of $3.5 million upon termination. The Court approved the GECC Agreement and granted a perfected security interest and lien to GECC for any purchased customer credit obligation and gave administrative expense status to any obligation of Levitz arising from the GECC Agreement.

         Effective January 1, 1997, Levitz was required to account for the transactions under the GECC Agreement in accordance with Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under SFAS No. 125 Levitz was required to account for the transactions under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale, and therefore Levitz recorded $327.0 million and $554.3 million as a Receivable Under Account Purchase Agreement and an offsetting Obligation Under Account Purchase Agreement in its March 31, 1997 and 1998 financial statements, respectively.

         Levitz is engaged in discussions with another party to finance and service its customer credit obligations. The outcome of those discussions and negotiations are not predictable, consequently the impact on the financial statements is not known.

         Levitz is exposed to market risk under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional advertising fees and to a limited

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         extent, credit losses. Levitz recorded income of $7.9 million, $12.8 million and $12.6 million, respectively for the years ended March 31, 1998, 1997 and 1996. These amounts are included in selling, general and administrative expenses and unusual operating expenses. A one-percent change in the prime rate (when prime is greater than 7%) would increase or decrease the income from GECC by approximately $6.0 to $7.0 million per year.

12.      INCOME TAXES:

         Levitz has recorded a deferred tax asset (benefit) for its cumulative net operating loss ("NOL") for the year ended March 31, 1998. The cumulative NOL benefit at March 31, 1998 is supported by deferred tax credits which are projected to turn during the carryforward periods. As of March 31, 1998, Levitz has Federal NOL carryforwards of $62.4 million which will expire beginning in 2012 and alternative minimum tax ("AMT") credits of $2 million to offset future federal income tax liabilities.

         Levitz maintains no valuation reserves relating to the realizeability of the NOL carryforwards at March 31, 1998. Levitz is limited to the amount of future NOL's it can benefit and will have to start providing offsetting allowances during Fiscal 1999. Additionally, if Levitz has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's. Management believes that the NOL carryforwards could be realized by selling assets held for disposal, if necessary, to avoid allowing the carryforwards to expire without being used. Management has obtained third party valuations to establish the probable proceeds from such sales.

         The benefit for income taxes was allocated as follows (dollars in thousands):

                                                 1998              1997          1996
                                           -------------  ---------------  -------------
         Loss before extraordinary items       ($39,437)        ($13,454)      ($12,413)
         Extraordinary items                     (2,630)          (1,090)             -
                                           -------------  ---------------  -------------
                                               ($42,067)        ($14,544)      ($12,413)
                                           =============  ===============  =============

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         The components of the benefit for income taxes applicable to loss before extraordinary items is (dollars in thousands):

                                      1998             1997              1996
                                      ----             ----              ----
         Current:
           Federal                     $ -           ($1,245)         ($4,334)
           State                        57                13                -
                            ---------------  ----------------  ---------------
                                        57            (1,232)          (4,334)
                            ---------------  ----------------  ---------------

         Deferred:
           Federal                 (35,209)          (10,565)          (6,390)
           State                    (4,285)           (1,657)          (1,689)
                            ---------------  ----------------  ---------------
                                   (39,494)          (12,222)          (8,079)
                            ---------------  ----------------  ---------------
                                  ($39,437)         ($13,454)        ($12,413)
                            ===============  ================  ===============

         A reconciliation of the statutory benefit for income taxes on loss before extraordinary items to the actual tax benefit is as follows (dollars in thousands):

                                                  1998           1997          1996
                                              ------------   -----------  ------------
         Computed income tax benefit
           at Federal statutory rate             ($43,045)     ($12,849)     ($11,787)
         State and local income tax benefit,
           net of federal income tax               (2,748)       (1,085)       (1,115)
         Permanent differences                      6,797           182           181
         Other                                       (441)          298           308
                                              ------------   -----------  ------------
                                                 ($39,437)     ($13,454)     ($12,413)
                                              ============   ===========  ============

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         Components of the deferred income tax assets and liabilities are (dollars in thousands):

                                                          MARCH 31,
                                              ----------------------------------
                                                   1998               1997
                                              ---------------    ---------------

         Deferred tax assets:
           Expense deducted for book and
             not for tax                              $8,660             $7,193
           Obligations under capital lease            20,797             23,888
           Other liabilities                          21,745             21,888
           Federal NOL benefit                        20,765              2,881
           AMT credit carryover                        2,039              2,058
                                              ---------------    ---------------
                                                      74,006             57,908
                                              ---------------    ---------------

         Deferred tax liabilities:
           Inventory                                  11,419             13,904
           Property and equipment                      4,059             30,358
           Property under capital lease
             and intangible leasehold
             interests                                47,687             47,546
           Stepped-up values on plant
             and equipment due to
             purchase accounting                      15,282             11,918
           Other                                         966              1,350
                                              ---------------    ---------------
                                                      79,413            105,076
                                              ---------------    ---------------
         Net deferred tax liability                   $5,407            $47,168
                                              ===============    ===============

         Levitz files a consolidated Federal income tax return and certain state returns with LFI. Levitz records its share of the consolidated Federal and state income tax provision or benefit by multiplying its separate taxable income or loss for the year by the corporate income tax rates applicable to such year. A tax benefit is recorded only if realized on a consolidated basis. Substantially all income taxes payable are payable to LFI under the tax-sharing arrangement and are included in payable to parent in the consolidated balance sheets.

13.      EMPLOYEE BENEFIT PLANS:

         Levitz has a non-contributory, defined benefit plan (the Pension Plan). Pension benefits are based on length of service and final average compensation and are integrated with Social Security. The maximum pension benefit per individual is limited to $130,000 per year. Plan assets consist primarily of marketable equity and debt securities and cash equivalents. Levitz's funding policy is to make the minimum annual contributions required by applicable regulations.

         In March 1996, Levitz amended the Pension Plan to exclude future benefit accruals for credited service and annual earnings after March 31, 1996 and also excluded any associate from becoming a participant in the plan after January 1, 1996 (Pension Curtailment). This amendment resulted in a net curtailment gain of $8.3 million, which was recorded as a

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         reduction of selling, general and administrative expenses in the fiscal year ended March 31, 1996.

         Certain officers and certain key employees of Levitz are participants in an unfunded non-contributory supplemental executive retirement plan
         (SERP) and a life insurance plan. The SERP provides supplemental retirement, disability and/or death benefits. Retirement and disability benefits are equal to 4.0% of the highest consecutive five-year average of salary plus bonus paid for each year of service, limited to a maximum of 60% of compensation or $0.3 million on an indexed basis. Death benefits are equal to 3% per year of service to a maximum of 45% of such compensation. Benefits are subject to a dollar-for-dollar reduction for benefits paid under the Pension Plan, Social Security and certain other specified pension plan payments. The liability for the SERP and insurance plan is included in liabilities subject to compromise.

         The actuarial information included below for the fiscal years ended March 31, 1998, 1997 and 1996, was derived from the actuarial reports for the Pension Plan and SERP for the plan years ended December 31, 1997, 1996 and 1995. As adjusted for the Pension Curtailment and restructuring, pension expense for the years ended March 31, 1998, 1997 and 1996, was comprised of the following (dollars in thousands):

                                                     1998                   1997                   1996
                                            --------------------------------------------------------------------
                                             PENSION                 PENSION                PENSION
                                               PLAN        SERP       PLAN        SERP       PLAN        SERP
                                            -----------  ---------  ----------  ---------  ----------  ---------
         Service cost of benefits
           earned during the period           $      -      $ 272     $     -     $   83     $ 2,941     $  181
         Interest cost on projected
           benefit obligation                    4,258        559       4,296      1,108       4,957        994
         Actual return on plan assets          (17,879)         -      (3,870)         -      (9,914)         -
         Net amortization and deferral          13,553        113        (240)       395       5,091        610
         One-time charge for
           terminations                              -         55           -         45           -      1,706
         Curtailment expense (gain)                  -          -           -          -      (8,805)       460
                                            -----------  ---------  ----------  ---------  ----------  ---------

         Net pension expense (gain)               ($68)      $999        $186     $1,631     ($5,730)    $3,951
                                            ===========  =========  ==========  =========  ==========  =========

         Assumptions:
           Weighted average discount
             rate                                 7.00%      7.00%       7.75%      7.75%       8.35%      8.35%
           Rates of increase in
             compensation levels                     -       3.80%          -       2.00%       2.00%      2.00%
           Expected long-term rate
             of return on assets                  9.00%         -        9.00%         -        9.00%         -

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         The following is a reconciliation of the funded status of the plans with the March 31 balance sheets (dollars in thousands):

                                                      1998                                1997
                                        ---------------------------------   ---------------------------------
                                           PENSION                             PENSION
                                             PLAN              SERP              PLAN              SERP
                                        ---------------   ---------------   ---------------   ---------------
         Actuarial present value
           of benefit obligation-
             Vested                           $(59,280)         $(13,902)         $(52,382)         $(13,617)
             Nonvested                          (1,891)             (710)           (2,019)             (443)
                                        ---------------   ---------------   ---------------   ---------------
         Accumulated benefit
           obligation                         $(61,171)         $(14,612)         $(54,401)         $(14,060)
                                        ===============   ===============   ===============   ===============
         Actuarial present value
           of projected
           benefit obligations                $(61,171)         $(15,080)         $(55,879)         $(14,908)
         Plan assets at fair
           market value                         68,382                 -            55,912                 -
                                        ---------------   ---------------   ---------------   ---------------
         Plan assets less
           projected benefit
           obligation                            7,211           (15,080)               33           (14,908)
         Unrecognized net (gain) loss           (4,406)            1,752             2,704             1,879
         Unrecognized prior service
           cost                                      -               268                 -               313
         Unrecognized net transition
           obligation                                -               370                 -               408
         Minimum liability                           -                 -                 -            (1,752)
         Other                                       -               (23)                -               102
                                        ---------------   ---------------   ---------------   ---------------
         Prepaid (accrued) pension
           costs recognized on the
           balance sheet                       $ 2,805          $(12,713)          $ 2,737          $(13,958)
                                        ===============   ===============   ===============   ===============

         An additional minimum liability is required when the projected benefit obligation exceeds plan assets and the deficiency is greater than the actuarial computed pension liability. The minimum additional liability was accrued with the recording of an offsetting intangible asset. The intangible asset recognized cannot exceed the amount of unrecognized prior service cost and unrecognized net transition obligation. The excess, net of tax benefits, is reported as a separate reduction of stockholders' equity (deficit) at March 31, 1998 and 1997 as follows (dollars in thousands):

                                               1998              1997
                                            -------------     --------------

         Intangible asset                           $ -              $ 720
         Reduction in stockholders'
           equity (deficit)                           -                637
         Tax benefits                                 -                395
                                           -------------     --------------
         Additional minimum liability               $ -             $1,752
                                           =============     ==============

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         ASSOCIATES SAVINGS PLAN

         Levitz has savings plans which were adopted under Section 401(k) of the Internal Revenue Code. Under the provisions of the Associates Savings Plans, substantially all employees who meet the age and service requirements of the plan are entitled to defer a certain percentage of their compensation. Levitz contributed to the fund 20% of the first 6% beginning January 1, 1998, 1997 and 1996 subject to certain limitations. Such matching contributions of $0.8 million, $0.9 million and $1.1 million were made by Levitz for the years ended March 31, 1998, 1997 and 1996, respectively.

14.      ACCRUED EXPENSES AND OTHER LIABILITIES (DOLLARS IN THOUSANDS):

                                            1998              1997
                                        -------------     --------------

         Payroll                             $12,510            $15,278
         Payroll and sales taxes               4,547              5,253
         Real estate taxes                     2,809              4,853
         Interest                              1,687             10,235
         Promotional discount fee              3,127             23,121
         Workers Compensation                  7,663              6,857
         Other                                23,504             23,300
                                        -------------     --------------

                                             $55,847            $88,897
                                        =============     ==============

15.      COMMITMENTS AND CONTINGENCIES:

         As a result of the bankruptcy filing, the initiation of litigation against the Debtors involving matters arising prior to the filing for bankruptcy is stayed. Such stay may be lifted by the Court handling the bankruptcy proceedings in appropriate circumstances.

         Levitz has employment agreements with nine officers. Each of these agreements is for an initial term of eighteen months and will be automatically renewed for an additional twelve months unless either party gives prior written notice of intent to terminate the agreement. The agreements provide that if the officer is terminated by Levitz other than for Cause (as defined in the agreements) or disability or by the officer for Good Reason (as defined in the agreements), Levitz must continue to pay such officer's base salary for eighteen months and, for certain of the officers, would be required to credit such officer with three years of additional service and age for purposes of Levitz's SERP. In the event of such termination following a Change in Control (as defined in the agreements), Levitz must pay such officer a lump sum amount equal to one and one-half times his or her annual base salary. Each agreement also contains certain non-competition provisions.

         Levitz is subject to a number of lawsuits, investigations and claims arising out of the normal conduct of its business, including those relating to government regulations, environment, general and product liability and employee relations. Although there are a number of actions pending against Levitz as of March 31, 1998, in the opinion of Management such actions as currently known would not have a material effect on the financial position of Levitz.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998


16.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following is a summary of Levitz's unaudited quarterly results of operations for the years ended March 31, 1998 and 1997:

                                                                               QUARTER ENDED
                                                   -----------------------------------------------------------------------
                                                     JUNE 30,         SEPTEMBER 30,        DECEMBER 31,       MARCH 31,
                                                       1997              1997(1)               1997              1998
                                                   -------------     ----------------     ---------------    -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Net sales                                    $ 211,367            $ 207,258           $ 232,592        $ 185,585
         Gross profit                                    95,600               90,486             103,001           80,124
         Net loss before extraordinary items            (10,044)             (36,277)(2)         (26,398) (2)     (14,448)
         Net loss                                       (10,044)             (41,739)(3)         (26,741)         (14,448)
         Loss per common share:
           Loss before extraordinary items            $ (10,044)           $ (36,277)          $ (26,398)       $ (14,448)
           Extraordinary items                                -               (5,462) (3)           (343)               -
                                                   -------------     ----------------     ---------------    -------------
           Net loss per common share                  $ (10,044)           $ (41,739)          $ (26,741)       $ (14,448)
                                                   =============     ================     ===============    =============



                                                                               QUARTER ENDED
                                                   -----------------------------------------------------------------------
                                                     JUNE 30,         SEPTEMBER 30,        DECEMBER 31,       MARCH 31,
                                                       1996               1996                 1996              1997
                                                   -------------     ----------------     ---------------    -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Net sales                                    $ 228,128            $ 237,146           $ 272,007        $ 229,574
         Gross profit                                   101,615              106,819             120,976          103,890
         Net loss before extraordinary items            (10,805)(4)           (6,949)             (1,776)          (4,971)
         Net loss                                       (12,807)(3)           (6,949)             (1,776)          (4,971)
         Loss per common share:
           Loss before extraordinary items            $ (10,805)            $ (6,949)           $ (1,726)        $ (4,971)
           Extraordinary items                           (2,002)(3)                -                   -                -
                                                   -------------     ----------------     ---------------    -------------
           Net loss per common share                  $ (12,807)            $ (6,949)           $ (1,726)        $ (4,971)
                                                   =============     ================     ===============    =============

         ----------
         (1)      See Note 1 to consolidated financial statements.
         (2)      See Note 5, 6 and 7 to consolidated financial statements.
         (3)      See Note 9 to consolidated financial statements.
         (4)      See Note 7 to consolidated financial statements.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts and fair values of Levitz's financial instruments at March 31, 1998 and 1997, were as follows (dollars in thousands):

                                                       1998                            1997
                                           ------------------------------   ---------------------------
                                             CARRYING           FAIR         CARRYING         FAIR
                                              AMOUNT           VALUE          AMOUNT          VALUE
                                           -------------    -------------   ------------   ------------
         Cash and cash equivalents               $5,339           $5,339         $9,267         $9,267
         Receivable under account
           purchase agreement                   554,322          554,322        327,000        327,000
         Long-term debt obligations
           including current maturities         155,416          155,416        360,389        248,065
         Obligation under account
           purchase agreement                   554,322          554,322        327,000        327,000
         Letters of credit                            -           17,778         -              14,130

         The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments. The fair value of Levitz's long-term debt, including current maturities, is estimated based

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

         on the quoted market prices for the same or similar issues. The contract amount of the letter of credit approximates its fair value. The fair value of the Company's liabilities subject to compromise are not presently determinable as a result of the Chapter 11 proceedings.

18.      SUBSEQUENT EVENTS (UNAUDITED):

         In June 1998, Management finalized a plan to close fifteen stores in under-performing markets. The plan also includes the elimination of certain support functions and the closing of warehouses in certain locations. The store closings and the elimination of certain support functions will be completed during the quarter ending September 30, 1998. The warehouse closings are expected to be completed by the end of Fiscal 1999. The estimated pre-tax charge for this plan of reorganization is estimated to range from $20.0 million to $25.0 million dependent on the final inventory valuations, length of liquidation sale and lease termination expenses. The pre-tax charge will include the writedown of plant and equipment to their net realizable value, loss on sale of inventory to be liquidated, lease rejection claims, net of capital lease obligations, severance pay and other expenses.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 22.

FINANCIAL STATEMENT SCHEDULES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

SCHEDULES

All schedules have been omitted because the required information is shown in the Consolidated Financial Statements or Notes thereto or they are not applicable.

(B)  REPORTS ON FORM 8-K

        On January 20, 1998 the registrant filed a Report on Form 8-K reporting under Item 5. "Other Events" consummation of the previously announced sale of substantially all of the assets of John M. Smyth Company, a wholly-owned subsidiary of Levitz Furniture Corporation.

(C)  EXHIBITS

        See Page 51 for Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEVITZ FURNITURE CORPORATION

Date:  July 13, 1998               By:  /S/      MICHAEL BOZIC
                                        ----------------------
                                                 Michael Bozic
                                             Chairman of the Board
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                           TITLE                 DATE
         ---------                           -----                 ----

/s/    MICHAEL BOZIC                 Chairman of the Board        July 13, 1998
--------------------------------     and Chief Executive
       Michael Bozic                 Officer


/s/   MICHAEL MCCREERY               Senior Vice President        July 13, 1998
--------------------------------     and Chief Financial
      Michael McCreery               Officer


/s/   EDWARD P. ZIMMER               Vice President,              July 13, 1998
--------------------------------     General Counsel and
      Edward P. Zimmer               Director


/s/   SHEILA C. REINKEN              Vice President,              July 13, 1998
--------------------------------     Treasurer and Director
      Sheila C. Reinken

INDEX TO EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT NO.                                          DESCRIPTION OF EXHIBITS
-----------                                          -----------------------
3.01               Form of Restated Certificate of Incorporation of the Company. (1)
3.02               Form of By-Laws of the Company. (1)
3.03               Certificate of Incorporation of Levitz. (2)
3.04               By-Laws of Levitz. (2)
4.01               Form of Stockholder Rights Plan, including exhibits. (1)
10.02              Form of Indemnification Agreement. (1)
10.04              Amendment to Shareholders Agreement dated as of May 14, 1993. (1)
10.05              Senior Deferred Coupon Debenture Indenture dated as of December 1, 1992  between  the  Company  and
                   First Bank National Association, as Trustee. (1)
10.06              Form of Senior Deferred Coupon Debenture (included as Exhibit A to 10.05 above). (1)
10.07              First Supplemental Indenture dated as of April 21, 1993, relating to the Debenture Indenture. (1)
10.08              Second Supplemental Indenture, dated as of June 16, 1993, relating to the Debenture Indenture. (1)
10.10              Shareholders Agreement, dated as of December 23, 1986 between the Company and the Investors. (3)
10.11              Form of  Agreement  of  Indemnification  dated  March 5, 1985  between  Levitz and  certain  directors  of Levitz
                   Furniture Corporation. (3)
10.14              Supplemental Executive Retirement Plan of Levitz dated April, 1995. (4)
10.15              Levitz Bonus Plan. (4)
10.16              13-3/8% Senior Note  Indenture,  dated as of March 1, 1996,  between Levitz  Furniture  Corporation  and American
                   Bank National Association, as Trustee. (4)
10.17              Form of 13-3/8% Senior Note (included as Exhibit A to 10.16 above). (4)
10.18              First Supplemental Indenture, dated as of May 29, 1996, to the 13-3/8% Senior Note Indenture, dated as of March 1, 1996 between Levitz Furniture Corporation and American Bank
                   National Association, as Trustee. (4)
10.19              Warrant  Agreement,  dated as of March 25, 1996, by and between the Company and American  Stock  Transfer & Trust
                   Company, as Agent.(7)
10.20              Form of Warrant, dated March 25, 1996 (included as Exhibit A to Exhibit 10.19 above). (4)
10.22              Warrant Certificate, dated as of July 1, 1996, by and between the Company and Apollo Investment
                   Fund III, L.P. (4)
10.23              Warrant  Certificate,  dated as of July 1, 1996,  by and between the Company and Apollo  Overseas  Partners  III,
                   L.P. (4)
10.24              Warrant  Certificate,  dated as of July 1, 1996, by and between the Company and Apollo (U.K.)  Partners III, L.P.
                   (4)
10.25              Registration  Rights Agreement,  dated as of July 1, 1996, by and among the Company,  Apollo Investment Fund III,
                   L.P., Apollo Overseas Partners III, L.P., Apollo (U.K.) Partners II, L.P. and Court Square Capital Limited. (4)
10.26              $150,000,000 Credit Agreement, dated as of July 1, 1996,
                   among Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the
                   Pacific, Inc., Levitz Furniture Company of Washington, Inc.,
                   John M. Smyth Company, each of the lenders from time to time parties thereto, Apollo Investment Fund III, L.P., Apollo
                   Overseas Partners III, L.P., Apollo U.K. Partners III, L.P.
                   and BT Commercial Corporation, as agent. (4)



EXHIBIT NO.                    DESCRIPTION OF EXHIBITS
-----------                    -----------------------
10.27              $40,000,000 Credit Agreement, dated as of July 1, 1996, among
                   Levitz Furniture Corporation, Levitz Furniture Company of the
                   Midwest, Inc., Levitz Furniture Company of the Pacific, Inc.,
                   Levitz Furniture Company of Washington, Inc., John M. Smyth
                   Company, each of the lenders from time to time parties
                   thereto, Apollo Investment Fund III, L.P., Apollo Overseas
                   Partners III, L.P., Apollo U.K. Partners III, L.P. and BT
                   Commercial Corporation, as agent. (4)
10.28              Intercreditor and Collateral Agency Agreement, dated as of
                   July 1, 1996, among Levitz Furniture Corporation, Levitz
                   Furniture Company of the Midwest, Inc., Levitz Furniture
                   Company of the Pacific, Inc., Levitz Furniture Company of
                   Washington, Inc., John M. Smyth Company, BT Commercial
                   Corporation and the lenders named therein. (4)
10.29              Intercreditor  Agreement,  dated  as of July 1,  1996,  among  Levitz  Furniture  Corporation,  General  Electric
                   Capital Corporation, BT Commercial Corporation and the lenders named therein. (4)
10.30              Revolving  Note,  dated July 1, 1996,  by and among BT  Commercial  Corporation,  Levitz  Furniture  Corporation,
                   Levitz Furniture Company of the Midwest,  Inc.,  Levitz Furniture Company of the Pacific,  Inc., Levitz Furniture
                   Company of Washington, Inc., and John M. Smyth Company. (4)
10.31              Term Note,  dated July 1, 1996, by and among Apollo (UK) Partners  III,  L.P. and Levitz  Furniture  Corporation,
                   Levitz Furniture Company of the Midwest,  Inc.,  Levitz Furniture Company of the Pacific,  Inc., Levitz Furniture
                   Company of Washington, Inc., and John M. Smyth Company. (4)
10.32              Term  Note,  dated  July 1,  1996,  by and  among  Apollo  Overseas  Partners  III,  L.P.  and  Levitz  Furniture
                   Corporation,  Levitz  Furniture  Company of the Midwest,  Inc.,  Levitz Furniture  Company of the Pacific,  Inc.,
                   Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (4)
10.33              Term Note, dated July 1, 1996, by and among Apollo  Investment Fund III, L.P. and Levitz  Furniture  Corporation,
                   Levitz Furniture Company of the Midwest,  Inc.,  Levitz Furniture Company of the Pacific,  Inc., Levitz Furniture
                   Company of Washington, Inc., and John M. Smyth Company. (4)
10.34              Note,  dated July 1, 1996,  by and among BT  Commercial  Corporation  and Levitz  Furniture  Corporation,  Levitz
                   Furniture Company of the Midwest,  Inc., Levitz Furniture Company of the Pacific,  Inc., Levitz Furniture Company
                   of Washington, Inc., and John M. Smyth Company. (4)
10.35              Security Agreement,  dated as of July 1, 1996, by Levitz Furniture  Corporation,  Levitz Furniture Company of the
                   Midwest, Inc., Levitz Furniture Company of the Pacific,  Inc., Levitz Furniture Company of Washington,  Inc., and
                   John M. Smyth Company in favor of BT Commercial Corporation. (4)
10.36              Pledge  Agreement,  dated as of July 1, 1996,  by and between  Levitz  Furniture  Corporation  and BT  Commercial
                   Corporation. (4)
10.37              Amendment  No. 1 dated as of  December  6, 1996 to the Credit  Agreements  dated as of July 1, 1996 among  Levitz
                   Furniture Corporation, et al. and BT Commercial Corporation, as Agent. (5)
10.39              Amendment  No. 2 dated as of December  16, 1996 to the Credit  Agreements  dated as of July 1, 1996 among  Levitz
                   Furniture Corporation, et al. and BT Commercial Corporation, as Agent. (12)
10.40              Amendment  No. 3 dated as of June 13,  1997 to the  Credit  Agreements  dated  as of July 1,  1996  among  Levitz
                   Furniture Corporation, et al. and BT Commercial Corporation, as Agent. (7)


EXHIBIT NO.                    DESCRIPTION OF EXHIBITS
-----------                    -----------------------
10.41              Amendment  No. 4 dated as of June 30,  1997 to the  Credit  Agreements  dated  as of July 1,  1996  among  Levitz
                   Furniture Corporation et al. and BT Commercial Corporation, as Agent. (7)
10.44              Amendment No. 5 dated as of July 25, 1997 to the Credit  Agreements  among Levitz Furniture  Corporation,  et al.
                   and BT Commercial Corporation, as agent. (8)
10.45              $260,000,000 Postpetition Credit Agreement among Levitz
                   Furniture Incorporated, Levitz Furniture Corporation and
                   certain other subsidiaries and certain financial
                   institutions, with Levitz Furniture Corporation, as LFC Funds
                   Administrator and, BT Commercial Corporation, as Agent, dated as of September 5, 1997. (9)
10.46              Second  Amended and Restated  Account  Purchase and Credit Card Program  Agreement by and among Levitz  Furniture
                   Corporation, certain other subsidiaries and General Electric Capital Corporation, dated September 5, 1997. (9)
10.47              Amendment  No. 1 dated as of  October  7,  1997 to the  Postpetition  Credit  Agreement  among  Levitz  Furniture
                   Incorporated, et al. and BT Commercial Corporation, as agent. (10)
10.48              Amendment No. 1 dated as of October 7, 1997 to the Second Amended and Restated  Account  Purchase and Credit Card
                   Agreement among Levitz Furniture Corporation, et al. and General Electric Capital Corporation. (10)
10.49              Amendment  No. 2, dated as of December 30, 1997 to the  Postpetition  Credit  Agreement  among  Levitz  Furniture
                   Incorporated, et al. and BT Commercial Corporation, as agent. (11)
10.50              Amendment  No. 3 dated as of February  23, 1998 to the  Postpetition  Credit  Agreement  among  Levitz  Furniture
                   Incorporated, et al. and BT Commercial Corporation, as agent.
10.51              Amendment  No. 4 dated as of February  20, 1998 to the  Postpetition  Credit  Agreement  among  Levitz  Furniture
                   Incorporated, et al. and BT Commercial Corporation, as agent.
10.52              Amendment  No.  5  dated  as of May  14,  1998  to the  Postpetition  Credit  Agreement  among  Levitz  Furniture
                   Incorporated, et al. and BT Commercial Corporation, as agent.
10.53              Amendment  No.  6  dated  as of June  23,  1998 to the  Postpetition  Credit  Agreement  among  Levitz  Furniture
                   Incorporated, et al. and BT Commercial Corporation, as agent.
10.54              Form of Employment  Agreement by and among Levitz  Furniture  Corporation and Edward L. Grund dated as of June 1,
                   1998.
10.55              Form of Employment Agreement between Levitz and certain officers.
21.01              Wholly Owned Subsidiaries of Levitz Furniture Incorporated.
21.02              Wholly Owned Subsidiaries of Levitz Furniture Corporation.
27                 Financial Data Schedule.
----------
 (1)               Incorporated by reference from the Company's and Levitz's  Registration  Statement Nos.  33-61534 and 33-61534-01
                   on Form S-1 filed April 23, 1993.
 (2)               Incorporated  by reference from Levitz's  Registration  Statement No.  33-1325 on Form S-1 declared  effective on
                   August 13, 1986.
 (3)               Incorporated by reference from Levitz's  Registration  Statement No.  33-12639 on Form S-1 declared  effective on
                   May 12, 1987.
 (4)               Incorporated  by  reference  from Levitz  Furniture  Corporation's  Form 10-K for the fiscal year ended March 31,
                   1996.
 (5)               Incorporated by reference to Form 8-K filed December 6, 1996.
 (6)               Incorporated  by reference  from Levitz  Furniture  Corporation's  quarterly  report on Form 10-Q for the quarter ended December 31, 1996.
 (7)               Incorporated  by reference  from Levitz  Furniture  Corporation's  Annual  Report on Form 10-K for the year ended
                   March 31, 1997.



 (8)               Incorporated  by reference  from Levitz  Furniture  Corporation's  quarterly  report on Form 10-Q for the quarter ended June 30, 1997.
 (9)               Incorporated by reference to Form 8-K filed September 12, 1997.
(10)               Incorporated  by reference  from Levitz  Furniture  Corporation's  quarterly  report on Form 10-Q for the quarter ended September 30, 1997.
(11)               Incorporated  by reference  from Levitz  Furniture  Corporation's  quarterly  report on Form 10-Q for the quarter ended December 31, 1997.

                                 EXHIBIT INDEX

EXHIBIT                               DESCRIPTION
-------                               -----------
10.50              Amendment  No. 3 dated as of February  23, 1998 to the  Postpetition  Credit  Agreement  among  Levitz  Furniture
                   Incorporated, et al. and BT Commercial Corporation, as agent.
10.51              Amendment  No. 4 dated as of February  20, 1998 to the  Postpetition  Credit  Agreement  among  Levitz  Furniture
                   Incorporated, et al. and BT Commercial Corporation, as agent.
10.52              Amendment  No.  5  dated  as of May  14,  1998  to the  Postpetition  Credit  Agreement  among  Levitz  Furniture
                   Incorporated, et al. and BT Commercial Corporation, as agent.
10.53              Amendment  No.  6  dated  as of June  23,  1998 to the  Postpetition  Credit  Agreement  among  Levitz  Furniture
                   Incorporated, et al. and BT Commercial Corporation, as agent.
10.54              Form of Employment  Agreement by and among Levitz  Furniture  Corporation and Edward L. Grund dated as of June 1,
                   1998.
10.55              Form of Employment Agreement between Levitz and certain officers.
21.01              Wholly Owned Subsidiaries of Levitz Furniture Incorporated.
21.02              Wholly Owned Subsidiaries of Levitz Furniture Corporation.
27                 Financial Data Schedule.