Form 10-Q
period 1998-06-30
LEVITZ FURNITURE CORP /FL/
filed 1998-08-13
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

Yes   X         No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On July 31, 1998, there were 1,000 shares of Common Stock, par value $0.40, outstanding.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) BANKRUPTCY OR DISTRICT COURT ACTIONS OR PROCEEDINGS RELATED TO THE BANKRUPTCY OF LFI, LEVITZ AND ITS SUBSIDIARIES; (2) COMPETITIVE PRESSURE IN LEVITZ's INDUSTRY; (3) GENERAL ECONOMIC CONDITIONS; (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING LEVITZ's FINANCIAL STRUCTURE AND LEVITZ's COST OF CAPITAL AND BORROWED MONEY; (5) INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR LEVITZ'S BUSINESS STRATEGIES;
(6) CHANGES IN EFFECTIVE TAX RATES; AND (7) UNCERTAINTIES INHERENT IN LEVITZ'S OPERATIONS. LEVITZ HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1998

TABLE OF CONTENTS                                                                PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets..........................      3

              Consolidated Condensed Statements of Operations................      4

              Consolidated Condensed Statements of Cash Flows................      5

              Notes to Consolidated Condensed Financial Statements...........      6

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


              Comparison of Operations.......................................     12

              Liquidity and Capital Resources................................     14

PART II - OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K.........................     17

       Signatures............................................................     18

       Exhibit Index.........................................................     19

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                  JUNE 30,         MARCH 31,
                                                    1998              1998
                                                 (UNAUDITED)
                                                 -----------       ----------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $     4,932       $    5,339
  Receivables                                         22,729           24,118
  Inventories                                        137,113          142,618
  Deposits and prepaid expenses                        4,471            3,442
  Deferred income taxes                                1,531            3,418
                                                 -----------       ----------
    Total current assets                             170,776          178,935
                                                 -----------       ----------
PROPERTY AND EQUIPMENT, net                          141,065          143,249
                                                 -----------       ----------
PROPERTY UNDER CAPITAL LEASES, net                    90,978           92,721
                                                 -----------       ----------
OTHER ASSETS:
  Receivable under account purchase agreement        530,653          554,322
  Intangible leasehold interests                      13,632           14,151
  Deferred financing fees                              1,508            2,061
  Property held for disposal                          14,548           17,766
  Other                                                3,505            3,496
                                                 -----------       ----------
                                                     563,846          591,796
                                                 -----------       ----------
                                                 $   966,665       $1,006,701
                                                 ===========       ==========
         LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                $    10,935       $   16,395
  Current portion of long-term debt                    1,524            1,333
  Accounts payable, trade                             22,476           30,511
  Accrued expenses and other liabilities              74,715           55,847
  Payable to parent                                   13,737           13,633
  DIP Facility                                       167,671          148,381
                                                 -----------       ----------
    Total current liabilities                        291,058          266,100
                                                 -----------       ----------
LONG-TERM DEBT, net of current portion                 5,481            5,702
                                                 -----------       ----------
OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT          530,653          554,322
                                                 -----------       ----------
OTHER NONCURRENT LIABILITIES                             683              683
                                                 -----------       ----------
DEFERRED INCOME TAXES                                  6,921            8,825
                                                 -----------       ----------
LIABILITIES SUBJECT TO COMPROMISE                    359,743          360,976
                                                 -----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, at par value                               1                1
  Capital in excess of par                            58,453           58,453
  Retained earnings (deficit)                       (286,328)        (248,361)
                                                 -----------       ----------
    Total stockholder's deficit                     (227,874)        (189,907)
                                                 -----------       ----------
                                                 $   966,665       $1,006,701
                                                 ===========       ==========

                  The accompanying notes are an integral part
                    of these condensed financial statements.


                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED JUNE 30,
                                                                 1998           1997
                                                               --------       --------
Net sales                                                      $176,481       $211,367
                                                               --------       --------
Costs and expenses:
  Cost of sales                                                  97,182        115,767
  Selling, general and administrative expenses                   81,826         86,985
  Unusual operating expenses                                        -            3,817
  Depreciation and amortization                                   5,192          6,513
  Interest expense, net                                           7,501         13,794
                                                               --------       --------
                                                                191,701        226,876
                                                               --------       --------
Loss before reorganization items and income taxes               (15,220)       (15,509)
                                                               --------       --------
Reorganization items:
  Loss on store closings                                         21,135            -
  Professional fees                                               1,612            -
                                                               --------       --------
                                                                 22,747            -
                                                               --------       --------
Loss before income taxes                                        (37,967)       (15,509)

Income tax benefit                                                  -            5,465
                                                               --------       --------
Net loss                                                       $(37,967)      $(10,044)
                                                               ========       ========
Loss per common share                                          $(37,967)      $(10,044)
                                                               ========       ========
Weighted average number of common shares outstanding              1,000          1,000
                                                               ========       ========


                  The accompanying notes are an integral part
                    of these condensed financial statements.


                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                 ---------------------------
                                                                   1998              1997
                                                                 --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(37,967)         $(10,044)
                                                                 --------          --------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                      3,162             3,822
  Amortization                                                      2,030             2,691
  Amortization of deferred financing fees                             553               730
  Pension expense                                                     101               486
  Other                                                               106               104
  Loss on disposal of property and equipment                            2                16
  Reorganization items, non-cash                                   16,133               -
  Deferred tax benefit                                                -              (5,466)

  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                                   2,073             6,299
      Inventories                                                   5,505            18,825
      Deposits and prepaid expenses                                (1,029)           (1,065)
      Other, net                                                       14                (8)
    Increase (decrease) in:
      Accounts payable, trade                                      (9,281)          (17,494)
      Accrued expenses and other liabilities                        2,326              (927)
      Payable to parent                                               (34)            2,947
      Other noncurrent liabilities                                   (221)             (247)
                                                                 --------          --------
        Total adjustments                                          21,440            10,713
                                                                 --------          --------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (16,527)              669
                                                                 --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (1,365)           (3,349)
  Proceeds from sale of property and equipment and
    other assets                                                    4,334             2,327
                                                                 --------          --------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              2,969            (1,022)
                                                                 --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                              220,933           250,035
  Repayments under credit facilities                             (201,748)         (240,508)
  Principal payments on long-term debt                                (31)           (6,301)
  Principal payments under capital lease obligations                 (664)             (968)
  Decrease in cash overdrafts                                      (5,460)           (1,121)
                                                                 --------          --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                        13,030             1,137
                                                                 --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (407)              784

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,339             9,267
                                                                 --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  4,932          $ 10,051
                                                                 ========          ========

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1998

                                   (Unaudited)


1.       CHAPTER 11 PROCEEDINGS AND BASIS OF PRESENTATION:

         On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz" or the "Company"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware. The bankruptcy cases of LFI and Levitz and their affiliates are being jointly administered, for procedural purposes only, before the United States District Court for the District of Delaware (the "Court") under Case No. 97-1842(JJF). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, Levitz, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court.

         The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization during 1998 or 1999 which would contemplate emergence in 1999, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Court, or that such plan will be consummated. The Court has granted the Debtors' request to extend its exclusive right to file a plan of reorganization through August 31, 1998. The Debtors will request a further extension of the exclusivity period. There can be no assurance that the Court will grant such further extension. After the expiration of the exclusivity period, creditors would have the right to propose alternative plans of reorganization.

         The consolidated condensed financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including Levitz's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Additionally, the amounts reported on the consolidated condensed balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

         Levitz's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. No assurances can be given that Levitz will be able to meet these objectives.

         In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations have been segregated and classified as "liabilities subject to compromise" in the consolidated condensed balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. Levitz has notified all known claimants subject to the August 10, 1998 bar date of their need to file a proof of claim with the Court. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of June 30, 1998, the Debtors had rejected leases for nine store locations and reached agreement with the landlord on one store location to terminate without liability. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to October 30, 1998. Accrued expenses and other liabilities and liabilities subject to compromise include reserves for an estimated amount that may be claimed by lessors for the stores that have been closed through June 30, 1998. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

         Levitz Furniture Corporation, a Florida corporation, is a wholly-owned subsidiary of Levitz Furniture Incorporated.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of June 30, 1998, the results of operations and cash flows for the periods then ended. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Levitz's audited financial statements for the year ended March 31, 1998, which is included in its Form 10K filed for that period.

2.       DEBT:

         LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation ("BTCC") as agent. The DIP Facility has been approved by the Court and includes a total commitment of $260.0 million which is comprised of revolving notes of $223.6 million and a term note of $36.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

         Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The term note bears interest at 16%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced as the proceeds from the sale of fixed assets and leasehold interests are received. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at June 30, 1998 was $16.2 million.

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

3.       LIABILITIES SUBJECT TO COMPROMISE:

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

                                                               JUNE 30,
                                                                1998
                                                            (DOLLARS IN
         LIABILITIES SUBJECT TO COMPROMISE                   THOUSANDS)
         ---------------------------------                  -----------
Accounts payable, trade                                     $    38,707
Accrued expenses                                                 15,676
13.375% Senior Notes due 10/15/98                                96,031   (1)
9.625% Senior Subordinated Notes due 7/15/03                    101,337   (1)
Financing on store building                                       4,000
Obligations under capital leases                                 63,365
Reserve for lease rejection claims                               11,012
Deferred rent on operating leases                                 3,569
Deferred gain on sale leasebacks                                  3,062
Supplemental executive retirement programs                       13,281
Employment agreement severance costs                              2,860
General liability claims                                            736
Reserve for previous store closings                               2,817
Real estate taxes                                                 2,695
Personal property taxes                                             595
                                                            -----------
                                                            $   359,743
                                                            ===========


         (1)     Includes accrued interest at September 4, 1997.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $5.5 million was not recorded on certain prepetition debt for the period ended June 30, 1998.

4.       TRANSFER AND SERVICING OF FINANCIAL ASSETS:

         Levitz and General Electric Capital Corporation (GECC) are parties to a Second Amended and Restated Account Purchase and Credit Card Program Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. At June 30, 1998 GECC had purchased $624.7 million of customer credit obligations. The GECC Agreement expires October 31, 1999 and may require Levitz to repurchase the outstanding customer credit obligations at a price equal to their outstanding balance less a defined discount. In the event GECC would exercise its right to require Levitz to repurchase the outstanding customer credit obligations at termination of the GECC Agreement, Levitz would realize a loss because the required repurchase price would likely exceed the then fair market value of the repurchased customer credit obligations. The amount of such loss would be dependent upon the circumstances at termination date of the GECC Agreement that would affect the fair market value of the then outstanding customer credit obligations. There is significant doubt as to Levitz's ability to repurchase the outstanding customer credit obligations due to the Chapter 11 filing and current financial condition. The GECC Agreement also requires Levitz to pay a fee of $3.5 million upon termination. The Court approved the GECC Agreement and granted a perfected security interest and lien to GECC for any purchased customer credit obligation and gave administrative expense status to any obligation of Levitz arising from the GECC Agreement.

         Levitz is exposed to market risk under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional discount fees and to a limited extent, credit losses. Levitz recorded income of $1.4 million and $1.9 million, respectively for the quarters ended June 30, 1998 and 1997. These amounts are included in selling, general and administrative expenses and unusual operating expenses.

         Levitz has been engaged in discussions with another party to finance and service its customer credit obligations. On August 12, 1998, Levitz filed a motion requesting Court approval authorizing the Company to enter into a "Merchants Agreement" with Household Bank (SB), N.A. ("Household"). The Merchants Agreement with Household would replace the GECC Agreement. It is expected that the Merchants Agreement, if consummated, would take approximately sixty to ninety days to implement. No assurances can be given that the Court will approve the Company's request to enter into the Merchants Agreement or that the Merchants Agreement will be consummated with Household.

5.       REORGANIZATION ITEMS:

         Store Closings

         In June 1998 Management finalized a plan to close fifteen stores in under-performing markets. Thirteen stores were closed at the end of June 1998, one store was closed in July 1998 and one other store is expected to be closed by October 1998. The plan also included the elimination of certain support functions and the closing of warehouses in certain locations. The majority of the support functions were eliminated in July 1998. The specific warehouses are expected to be closed by the end of the fiscal year. The pre-tax charge for the store closings and other charges of $21.1 million includes non-cash charges of $10.0 million for the write-down of assets to their net realizable values, $1.8 million loss on the sale of inventory to a liquidator and anticipated lease rejection claims of $4.3 million. Cash charges include severance pay of $1.1 million and continuing expenses of $3.9 million.

         Professional fees

         Professional fees include accounting, legal and consulting services provided to Levitz and the Creditors' Committee which, subject to Court approval, are required to be paid by Levitz while it is in Chapter 11.

6.       UNUSUAL OPERATING EXPENSES:

         In July 1997, the former President-Merchandising/Marketing resigned. Levitz accrued a charge for future payroll and employee benefit costs of $1.3 million in connection with the Officer's employment agreement. Also, Levitz recorded a $2.5 million reduction for the partial write-off of future service revenue receivable under the GECC Agreement. The write-off occurred since Levitz was required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes.

7.       INCOME TAXES:

         Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Levitz had generated net operating loss ("NOL") carryforwards of $62.4 million at March 31, 1998 as a result of net losses incurred in fiscals 1998 and 1997. The cumulative NOL benefit at March 31, 1998 was supported by deferred tax credits which are projected to turn during the carryforward periods. Levitz has not recorded any tax benefits for the loss incurred during the period ended June 30, 1998 and expects not to record any tax benefits for the remainder of fiscal 1999.

8.       LOSS PER SHARE:

         Basic and diluted loss per share amounts are determined in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Loss per common share is based on the weighted average number of common shares outstanding during each period of 1,000 shares.

9.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):


                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                            -------------------------
                                              1998              1997
                                            -------           -------
Interest paid                               $ 6,713           $13,179
                                            =======           =======
Income tax paid (refunded), net             $    34           $(2,470)
                                            =======           =======

         In June 1997 Levitz exercised its option to issue additional term notes, under the previous credit agreement, of approximately $1.4 million in lieu of paying interest in cash.

10.      NEW ACCOUNTING PRONOUNCEMENT:

The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income. Levitz adopted this statement effective for the quarter ended June 30, 1998. For the quarters ended June 30, 1998 and 1997, there were no differences between comprehensive loss and net loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware. The bankruptcy cases of LFI and Levitz and their affiliates are being jointly administered, for procedural purposes only, before the United States District Court for the District of Delaware (the "Court") under Case No. 97-1842(JJF). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, Levitz, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court.

COMPARISON OF OPERATIONS

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                                            PERCENTAGE OF NET SALES
                                                           ------------------------
                                                               THREE MONTHS ENDED
                                                                   JUNE 30,
                                                           ------------------------
                                                            1998              1997
                                                           ------            ------
Net sales                                                  100.0 %           100.0 %

Cost of sales                                               55.1              54.8
                                                           ------            ------

Gross profit                                                44.9              45.2

Selling, general and administrative expenses                46.4              41.1

Unusual operating expenses                                  -                  1.8

Depreciation and amortization                                2.9               3.1

Interest expense                                             4.2               6.5
                                                           ------            ------

Loss before reorganization items and income taxes           (8.6)             (7.3)

Reorganization items                                        12.9              -
                                                           ------            ------

Loss before income taxes                                   (21.5)             (7.3)

Income tax benefit                                          -                 2.6
                                                           ------            ------

Net loss                                                   (21.5)%            (4.7)%
                                                           ======            =====
Comparable store sales decrease                             (2.5)%            (6.4)%
                                                           ======            =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net sales of $176.5 million for the period ended June 30, 1998 decreased $34.9 million or 16.5% from net sales of $211.4 million in the same period for the prior year. Approximately $29.9 million of the net sales decrease was due to the closing of twenty-four stores during the last six months of fiscal 1998. Sales on a comparable store basis decreased 2.5%. Comparable store sales for April 1998 decreased 9.5% for the same month of the prior year. May and June 1998 comparable store sales increased 1.0% from the comparable period for the prior year

Gross profit as a percentage of net sales decreased to 44.9% from 45.2% for the periods ended June 30, 1998 and 1997. The decrease in gross profit as a percentage of net sales was primarily caused by frequent use of percentage-off sales on clearance merchandise in the month of June 1998.

Selling, general and administrative (SG&A) expenses of $81.8 million for the period ended June 30, 1998 decreased $5.2 million or 5.9% from SG&A expenses of $87.0 million in the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 46.4% from 41.1% for the periods ended June 30, 1998 and 1997, respectively. The dollar decrease in SG&A expenses is primarily due to the store closings as noted above. The increase in SG&A expenses as a percentage of net sales of 5.3% occurred in advertising (2.4%), salaries (1.3%), credit card fees (0.3%), and a reduction in service fee income (1.3%). Advertising increased as a percentage of net sales due to expanded coverage in newspaper and greater use of television in Levitz's larger markets. The increase in salaries as a percentage of net sales is being addressed through the elimination of certain support functions and warehouse closings as part of the current reorganization plan. The credit card fee increase is a result of Levitz's acceptance of major credit cards in all stores effective January 1998. The service fee income reduction is primarily a result of increased service fees charged by the provider under Levitz's private label program.

During the quarter ended June 30, 1997, Levitz incurred unusual operating expenses for one officer's termination in the amount of $1.3 million and $2.5 million on the partial write-off of a receivable due to the loss of sale accounting treatment under the GECC Agreement.

Interest expense for the period ended June 30, 1998 decreased to $7.5 million from $13.8 million for the same period of the prior year. As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the Debtors reject the leases. Contractual interest expense of $5.5 million was not recorded on certain pre-petition debt for the period ended June 30, 1998.

Reorganization items include a charge of $21.1 for the closing of fifteen stores in under-performing markets. The charge also includes a reserve for the elimination of certain support functions and the closing of warehouses in certain locations. Thirteen stores were closed at the end of June 1998, one store was closed in July 1998 and one other store is expected to be closed by October 1998. The plan also included the elimination of certain support functions and the closing of warehouses in certain locations. The majority of the support functions were eliminated in July 1998. The specific warehouses are expected to be closed by the end of the fiscal year. Professional fees include accounting, legal and consulting services provided to Levitz and the Creditors' Committee which, subject to Court approval, are required to be paid by Levitz while it is in Chapter 11.

Levitz has not recorded any tax benefits for the loss incurred during the period ended June 30, 1998 and expects not to record any tax benefits for the remainder of fiscal 1999.

As a result of the aforementioned factors, net loss for the period ended June 30, 1998 amounted to $38.0 million or 21.5% of net sales as compared to net loss of $10.0 million or 4.7% of net sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from the transfer of customer credit obligations to GECC), trade credit and borrowings under the DIP Facility. During the quarter ended June 30, 1998, Levitz used approximately $15.9 million of net cash flow in operations before changes in operating assets and liabilities. Changes in operating assets and liabilities further reduced net cash flow from operations by $0.6 million. Management is attempting to increase cash flow from operations by closing fifteen stores in under-performing markets, eliminating certain support function positions and by eliminating the cost of warehouse operations in markets where it is determined that fewer warehouses can service the market.

Cash provided by investing activities for the period ended June 30, 1998 includes $4.3 million of proceeds from asset sales of closed facilities. All of these proceeds were applied as repayments to the DIP Facility as required by the agreement.

Levitz's total capital expenditures were approximately $1.4 million during the period ended June 30, 1998. Capital expenditures were for existing store improvements and equipment. Management estimates that approximately $5.0 million to $7.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz announced the closing of fifteen stores in June 1998 and expects to open three new stores during the fiscal year ending March 31, 1999.

Net cash provided by financing activities amounted to $13.0 million in the period ended June 30, 1998 and includes increased borrowings under the DIP Facility of $19.2 million less principal payments under long-term obligations of $0.7 million and decrease in outstanding checks and cash overdrafts of $5.5 million which changes based on the timing of payments.

Debt

LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation ("BTCC") as agent. The DIP Facility has been approved by the Court and includes a total commitment of $260.0 million which is comprised of revolving notes of $223.6 million and a term note of $36.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The term note bears interest at 16%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced as the proceeds from the sale of fixed assets and leasehold interests are received. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at June 30, 1998 was $16.2 million.

The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sales of assets, capital expenditures and a prohibition on paying dividends. Although LFI and Levitz are currently in compliance with the DIP Facility covenants as amended, no assurances can be given that LFI and Levitz will be able to meet their EBITDA covenants in the future. In the event that LFI and Levitz will not meet future covenants, the Company would seek a waiver or amendment from the lenders under the DIP Facility. No assurances can be given that such lenders will grant LFI and Levitz such a waiver or amendment.

The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors. The DIP Facility expires on March 5, 1999.

Levitz and General Electric Capital Corporation (GECC) are parties to a Second Amended and Restated Account Purchase and Credit Card Program Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. At June 30, 1998 GECC had purchased $624.7 million of customer credit obligations. The GECC Agreement expires October 31, 1999 and may require Levitz to repurchase the outstanding customer credit obligations at a price equal to their outstanding balance less a defined discount. In the event GECC would exercise its right to require Levitz to repurchase the outstanding customer credit obligations at termination of the GECC Agreement, Levitz would realize a loss because the required repurchase price would likely exceed the then fair market value of the repurchased customer credit obligations. The amount of such loss would be dependent upon the circumstances at termination date of the GECC Agreement that would affect the fair market value of the then outstanding customer credit obligations. There is significant doubt as to Levitz's ability to repurchase the outstanding customer credit obligations due to the Chapter 11 filing and current financial condition. The GECC Agreement also requires Levitz to pay a fee of $3.5 million upon termination. The Court approved the GECC Agreement and granted a perfected security interest and lien to GECC for any purchased customer credit obligation and gave administrative expense status to any obligation of Levitz arising from the GECC Agreement.


Levitz is exposed to market risk under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional discount fees and to a limited extent, credit losses. Levitz recorded income of $1.4 million and $1.9 million, respectively for the quarters ended June 30, 1998 and 1997. These amounts are included in selling, general and administrative expenses and unusual operating expenses. A one-percent change in the prime rate (when prime is greater than 7%) would increase or decrease the income from GECC by approximately $6.0 to $7.5 million per year. Levitz expects the income under the GECC Agreement to be minimal for fiscal 1999.

Levitz has been engaged in discussions with another party to finance and service its customer credit obligations. On August 12, 1998, Levitz filed a motion requesting Court approval authorizing the Company to enter into a "Merchants Agreement" with Household Bank (SB), N.A. ("Household"). The Merchants Agreement with Household would replace the GECC Agreement. It is expected that the Merchants Agreement, if consummated, would take approximately sixty to ninety days to implement. No assurances can be given that the Court will approve the Company's request to enter into the Merchants Agreement or that the Merchants Agreement will be consummated with Household.

Going Concern

The Company believes that cash on hand, amounts available under the DIP Facility, as amended, and funds from operations (including proceeds from the transfer of customer credit obligations to GECC) will enable the Company to meet its immediate liquidity and capital expenditure requirements. Continued availability under the DIP Facility is dependent upon LFI and Levitz meeting the covenants thereunder or obtaining a waiver or amendment from the lenders under the DIP Facility if necessary. LFI and Levitz are currently in discussions with several potential financing sources relating to the provision of debt financing to increase availability and to provide alternative sources of liquidity. No assurances can be given that such potential financing sources will be willing to provide funds to LFI and Levitz on terms acceptable to LFI and Levitz. Until a plan or reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

Inherent in a successful plan of reorganization is a capital structure that permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of such case on the business of the Company or on the interests of creditors.

Year 2000

There have been no significant changes to the Company's Year 2000 project as reported in its Form 10-K for the fiscal year ended March 31, 1998. Levitz is in the process of assessing the risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is also communicating with vendors, financial institutions and others with which it does business to coordinate year 2000 conversion. The cost of achieving Year 2000 compliance, excluding in-house salaries, wages and benefits, has been estimated at approximately $0.3 million for software maintenance and development and $0.3 million for other operational systems. The Company expects to spend $2.4 million in capital expenditures for the enhancement of operational and financial software and hardware systems as needed for current changes in business strategy which will eliminate the need for achieving Year 2000 compliance on some existing software. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

PART II OTHER INFORMATION:

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27:  Financial Data Schedule

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





                                                    LEVITZ FURNITURE CORPORATION
                                                           (Registrant)



Date:  August 13, 1998                                 /s/ MICHAEL MCCREERY
                                                       -------------------------
                                                       Michael McCreery
                                                       Senior Vice President and
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

           NUMBER
        EXHIBIT TABLE                       EXHIBIT
        -------------                       -------
             27                     Financial Data Schedule.