Form 10-Q
period 1998-12-31
LEVITZ FURNITURE CORP /FL/
filed 1999-02-16
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

Commission File Number 33-61534
                       --------
                          LEVITZ FURNITURE CORPORATION
             (Exact name of registrant as specified in its charter)

   FLORIDA                                                         23-1657490
-------------------                                           ------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

6111 BROKEN SOUND PARKWAY, N.W., BOCA RATON, FL                     33487-2799
-----------------------------------------------                     -----------
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

Yes  X                             No
    ---                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On January 31, 1999, there were 1,000 shares of Common Stock, par value $0.40 outstanding.

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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 1998

TABLE OF CONTENTS                                                          PAGE
-----------------                                                          -----
PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets.........................  3
              Consolidated Condensed Statements of Operations...............  4
              Consolidated Condensed Statements of Cash Flows...............  5
              Notes to Consolidated Condensed Financial Statements..........  6
       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

              Comparison of Operations...................................... 13
              Liquidity and Capital Resources............................... 16

PART II - OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K........................ 19
              Signatures.................................................... 20
              Exhibit Index................................................. 21

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                          DECEMBER 31,               MARCH 31,
                                                                              1998                     1998
                                                                          (UNAUDITED)
                                                                       ------------------         --------------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $            6,318        $          5,339
  Receivables                                                                      22,849                  24,118
  Inventories                                                                     109,573                 142,618
  Deposits and prepaid expenses                                                     3,776                   3,442
  Deferred income taxes                                                                 -                   3,418
                                                                       -------------------        ----------------
    Total current assets                                                          142,516                 178,935
                                                                       -------------------        ----------------
PROPERTY AND EQUIPMENT, net                                                        79,747                 143,249
                                                                       -------------------        ----------------
PROPERTY UNDER CAPITAL LEASES, net                                                 70,007                  92,721
                                                                       -------------------        ----------------
OTHER ASSETS:
  Receivable under account purchase agreement                                           -                 554,322
  Intangible leasehold interests                                                    8,965                  14,151
  Deferred financial fees                                                             403                   2,061
  Property held for disposal                                                       53,240                  17,766
  Other                                                                             8,079                   3,496
                                                                       -------------------        ----------------
                                                                                   70,687                 591,796
                                                                       -------------------        ----------------
                                                                       $          362,957         $     1,006,701
                                                                       ===================        ================
                    LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
  Outstanding checks and cash overdrafts                               $            7,444         $        16,395
  Current portion of long-term debt                                                 1,954                   1,333
  Current portion of obligations under capital leases                               1,214                       -
  Accounts payable, trade                                                          23,668                  30,511
  Accrued expenses and other liabilities                                           77,002                  55,847
  Payable to parent                                                                13,883                  13,633
  Deferred income taxes                                                             2,242                       -
  DIP Facility                                                                    168,656                 148,381
                                                                       -------------------        ----------------
    Total current liabilities                                                     296,063                 266,100
                                                                       -------------------        ----------------
LONG-TERM DEBT, net of current portion                                              5,078                   5,702
                                                                       -------------------        ----------------
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                           38,284                       -
                                                                       -------------------        ----------------
OBLIGATIONS UNDER ACCOUNT PURCHASE AGREEMENT                                            -                 554,322
                                                                       -------------------        ----------------
OTHER NONCURRENT LIABILITIES                                                        4,260                     683
                                                                       -------------------        ----------------
DEFERRED INCOME TAXES                                                               3,795                   8,825
                                                                       -------------------        ----------------
LIABILITIES SUBJECT TO COMPROMISE                                                 292,831                 360,976
                                                                       -------------------        ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, at par value                                                            1                       1
  Capital in excess of par                                                         58,453                  58,453
  Retained earnings (deficit)                                                    (335,808)               (248,361)
                                                                       -------------------        ----------------
    Total stockholder's deficit                                                  (277,354)               (189,907)
                                                                       -------------------        ----------------
                                                                       $          362,957         $     1,006,701
                                                                       ===================        ================

         The accompanying notes are an integral part of these condensed financial statements.


                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               DECEMBER 31,                         DECEMBER 31,
                                                         1998               1997               1998               1997
                                                    ----------------   ----------------  -----------------  -----------------

Net sales                                           $       187,570    $       232,592   $        538,541   $        651,217
                                                    ----------------   ----------------  -----------------  -----------------
Costs and expenses:
  Cost of sales                                             108,076            129,591            301,240            362,130
  Selling, general and administrative
    expenses                                                 83,143             98,903            243,806            283,617
  Unusual operating expenses                                      -                  -                  -              7,217
  Depreciation and amortization                               4,686              5,883             14,603             18,840
  Interest expense, net                                       7,580              6,125             22,369             32,223
                                                    ----------------   ----------------  -----------------  -----------------
                                                            203,485            240,502            582,018            704,027
                                                    ----------------   ----------------  -----------------  -----------------

Loss before reorganization items and
  income taxes                                              (15,915)            (7,910)           (43,477)           (52,810)

  Reorganization items:
    Loss on store closings                                   17,921              7,735             39,056             33,649
    Acceleration of goodwill amortization                         -             14,975                  -             14,975
    Professional fees                                         1,607              3,516              4,914              4,230
                                                    ----------------   ----------------  -----------------  -----------------
      Total                                                  19,528             26,226             43,970             52,854

Loss before income taxes                                    (35,443)           (34,136)           (87,447)          (105,664)

Income tax benefit                                                -              7,738                  -             32,945
                                                    ----------------   ----------------  -----------------  -----------------

Loss before extraordinary items                             (35,443)           (26,398)           (87,447)           (72,719)

Extraordinary item, net of tax benefit
  of $2,973 in 1997                                               -               (343)                 -             (5,805)
                                                    ----------------   ----------------  -----------------  -----------------

Net loss                                            $       (35,443)   $       (26,741)  $        (87,447)  $        (78,524)
                                                    ================   ================  =================  =================

Loss per common share:
  Loss before extraordinary item                    $       (35,443)   $       (26,398)  $        (87,447)  $        (72,719)
  Extraordinary item                                              -               (343)                 -             (5,805)
                                                    ----------------   ----------------  -----------------  -----------------

Net loss per common share                           $       (35,443)   $       (26,741)  $        (87,447)  $        (78,524)
                                                    ================   ================  =================  =================

Weighted average number of common
  shares outstanding                                          1,000              1,000              1,000              1,000
                                                    ================   ================  =================  =================


         The accompanying notes are an integral part of these condensed financial statements.


                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                    NINE MONTHS ENDED DECEMBER 31,
                                                                              --------------------------------------------
                                                                                   1998                         1997
                                                                              ----------------             ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $       (87,447)             $      (78,524)
                                                                              ----------------             ---------------

Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                                          8,743                      11,273
  Amortization                                                                          5,860                       7,567
  Provision for deferred taxes                                                              -                     (35,575)
  Loss (gain) on disposal of property and equipment                                        60                         (50)
  Amortization of deferred financing fees                                               1,658                       1,766
  Pension expense                                                                         298                         930
  Other                                                                                   319                         216
  Reorganization items, non-cash                                                       29,700                      47,501
  Extraordinary loss related to early redemption of
    debt, before tax benefit                                                                -                       8,435

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Decrease (increase) in:
      Receivables                                                                       1,810                       8,480
      Inventories                                                                      25,560                      33,648
      Deposits and prepaid expenses                                                      (334)                     (2,251)
      Other, net                                                                       (2,710)                        325
    Increase (decrease) in:
      Accounts payable, trade                                                          (8,261)                     10,190
      Accrued expenses and other liabilities                                           10,175                       9,505
      Payable to parent                                                                   195                       3,106
      Other noncurrent liabilities                                                         89                        (347)
                                                                              ----------------             ---------------

        Total adjustments                                                              73,162                     104,719
                                                                              ----------------             ---------------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (14,285)                     26,195
                                                                              ----------------             ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (5,514)                     (9,749)
  Proceeds from sale of property and equipment and
    other assets                                                                       11,832                      22,138
                                                                              ----------------             ---------------

   NET CASH PROVIDED BY INVESTING ACTIVITIES                                            6,318                      12,389
                                                                              ----------------             ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                                                  669,591                     729,305
  Repayments under credit facilities                                                 (649,634)                   (750,766)
  Principal payments on long-term debt                                                    (75)                     (6,347)
  Principal payments under capital lease obligations                                   (1,985)                     (2,528)
  Decrease in cash overdrafts                                                          (8,951)                     (7,119)
  Payment of deferred financing fees                                                        -                      (3,165)
                                                                              ----------------             ---------------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   8,946                     (40,620)
                                                                              ----------------             ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      979                      (2,036)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          5,339                       9,267
                                                                              ----------------             ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $         6,318              $        7,231
                                                                              ================             ===============

         The accompanying notes are an integral part of these condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

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

         The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization during 1999 which would contemplate emergence in 1999, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Court, or that such plan will be consummated. The Court approved a motion on November 12, 1998 granting the Debtors' request to extend its exclusive right to file a plan of reorganization through March 1, 1999. On February 16, 1999 the Debtors filed a motion with the Court to extend its exclusive right to file a plan of reorganization through June 7, 1999. There can be no assurance that the Court will grant such an extension. After the expiration of the exclusivity period, creditors would have the right to propose alternative plans of reorganization.

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

         The Debtors' ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to extend or replace the DIP Facility (as defined below) and the ability to generate sufficient cash from operations. No assurances can be given that the Debtors will be able to meet these objectives.

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

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of December 31, 1998, the Debtors had rejected leases for seventeen store locations, reached agreement with the landlords on two store locations to terminate without liability and assumed and assigned to a third party leases on two store locations. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to March 31, 1999. The Debtors filed a motion with the Court on February 16, 1999 to extend the time which the Debtors may assume or reject leases of non-residential real property to July 7, 1999. There can be no assurance that the Court will grant such an extension. Liabilities subject to compromise include reserves for an estimated amount that may be claimed by lessors for the stores that have been closed through January 15, 1999. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of December 31, 1998, the results of operations and cash flows for the periods then ended. The results of operations for the period ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

2.       DEBT:

         Levitz, LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") as amended with BT Commercial Corporation ("BTCC") as agent. The DIP Facility has been approved by the Court and includes a total commitment of $252.0 million that is comprised of revolving notes of $193.6 million and a term note of $58.4 million. Letter of Credit obligations under the revolver portion of the DIP

         Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

         The DIP Facility was amended on September 4 and September 18, 1998. The minimum EBITDA covenants for the quarter ending September 30 and December 31, 1998 were reduced and a new term loan was extended in the principal amount of $22.0 million under a second term note. The proceeds from the second term note of $22.0 million were used to pay down the revolving notes. This increased excess availability under the revolving notes by $22.0 million at the time of the transaction. On September 15, 1998 the total commitment under the revolver portion of the DIP Facility was reduced from $223.6 million to $193.6 million. This reduced the total commitment of the DIP Facility to $252.0 million. Effective December 31, 1998, the DIP Facility lenders granted Levitz a waiver in meeting the minimum EBITDA requirements for the period ended December 31, 1998.

         Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The term notes bear interest at 16%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced on each date on which an asset disposition, as defined, occurs. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at December 31, 1998 was $17.7 million.

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

         Management and the lenders under the DIP Facility are negotiating an extension of the DIP Facility to June 7, 1999 and an amendment thereof to, among other things, increase the excess availability under the DIP Facility. The DIP Facility is scheduled to expire on March 5, 1999. No assurance can be given that these objectives will be met.

3.       LIABILITIES SUBJECT TO COMPROMISE:

         The principal categories of obligations classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts below in total vary significantly from the stated amount of proofs of claim that were filed with the Court and may be subject to future adjustment depending on Court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims, or other events. All real estate related post-petition obligations and other liabilities such as capital lease obligations, deferred rent and deferred gains on sale-leaseback that specifically relate to operating stores have been removed from liabilities subject to compromise and are included in their traditional classification in the consolidated condensed balance sheets. Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                                          DECEMBER 31,
                                                                              1998
                                                                           (DOLLARS IN
                    LIABILITIES SUBJECT TO COMPROMISE                       THOUSANDS)
                    ---------------------------------                     ------------
         Accounts payable, trade                                             $ 38,536
         Accrued expenses                                                      15,440
         13.375% Senior Notes due 10/15/98                                     96,031 (1)
         9.625% Senior Subordinated Notes due 7/15/03                         101,337 (1)
         Reserve for lease rejection claims                                    20,054
         Supplemental executive retirement programs and contracts              16,110
         Real estate taxes and other lease obligation accruals                  2,676
         Personal property and other taxes                                        558
         Other                                                                  2,089
                                                                          ------------
                                                                            $ 292,831
                                                                          ============


         (1)     Includes accrued interest at September 4, 1997.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations for continuing stores. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $16.4 million, to include interest beyond scheduled maturity dates, was not recorded on certain pre-petition debt for the period ended December 31, 1998.

4.       PRIVATE-LABEL CREDIT CARD PROGRAM:

         On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, to include transferred reserves to Household totaling $5.8 million at December 31, 1998, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

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

         As a result of the transfer of the GECC portfolio to Household, the Company determined that the transaction qualified for sale treatment under Financial Accounting Standards Board, Statement of Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". As a result, the Receivable under Account Purchase Agreement and the offsetting Obligation Under Account Purchase Agreement were removed from the consolidated condensed balance sheets.

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

5.       REORGANIZATION ITEMS:

         Store Closings

         In December 1998 Management finalized a plan to close twenty-seven stores in non-strategic markets. The plan also included the elimination of certain support functions in the corporate offices. The twenty-seven stores were closed on January 15, 1999. The support functions will be eliminated over the next twelve month period. The pre-tax charge for store closings and support functions of $21.1 million includes non-cash charges of $7.8 million for the writedown of assets to their net realizable values net of capital lease obligations of $14.7 million and $5.8 million estimated loss on the sale of inventory to a liquidator. Cash charges include severance pay of $2.2 million and continuing expenses of $5.3 million. In December 1998, Levitz also recognized a gain on the sale of previously closed stores of $3.2 million.

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

         Professional fees

         Professional fees include accounting, legal and consulting services provided to Levitz and the Creditors' Committee which, subject to Court approval, are required to be paid by Levitz while it is in Chapter 11 and miscellaneous charges.

6.       INVENTORY:

         In December 1998, Levitz incurred a pre-tax charge of $4.8 million for the write-down of excess inventory as part of the warehouse consolidations as well as discontinued and damaged merchandise in the continuing stores. The write-down is included in cost of sales in the consolidated condensed statements of operations.

7.       UNUSUAL OPERATING EXPENSES:

         In July 1997, the former President-Merchandising/Marketing resigned. Levitz accrued a charge for future payroll and employee benefit costs of $1.3 million in connection with the Officer's employment agreement. Also, Levitz recorded a $5.9 million reduction for the write-off of future service revenue receivable under the GECC Agreement. The write-off occurred since Levitz was required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes.

8.       INCOME TAXES:

         Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Levitz had generated net operating loss ("NOL") carryforwards of $62.4 million at March 31, 1998 as a result of net losses incurred in fiscal years 1998 and 1997. The cumulative NOL benefit at March 31, 1998 was supported by deferred tax credits that are projected to turn during the carryforward periods. Levitz has not recorded any tax benefits for the loss incurred during the period ended December 31, 1998 and expects not to record any tax benefits for the remainder of fiscal 1999.

9.       LOSS PER SHARE:

         Loss per common share is based on the weighted average number of common shares outstanding during each period of 1,000 shares.

10.      CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                        ---------------------------------
                                                             1998             1997
                                                        ---------------  ----------------
         Interest paid                                     $    20,164       $   32,105
                                                        ===============  ================

         Income tax paid (refunded), net                   $        63       $   (2,427)
                                                        ===============  ================


         In June 1997 Levitz exercised its option to issue additional term notes, under the previous credit agreement, of approximately $1.4 million in lieu of paying interest in cash.

11.      NEW ACCOUNTING PRONOUNCEMENT:

         The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income. Levitz adopted this statement effective April 1, 1998. For the periods ended December 31, 1998 and 1997, there were no differences between comprehensive loss and net loss.

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

COMPARISON OF OPERATIONS

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:


                                                                    PERCENTAGE OF NET SALES
                                                  ----------------------------------------------------------
                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           DECEMBER 31,                  DECEMBER 31,
                                                  ----------------------------   --------------------------
                                                     1998             1997          1998            1997
                                                  -----------      -----------   -----------     -----------
Net sales                                              100.0 %          100.0 %       100.0 %         100.0 %

Cost of sales                                           57.6             55.7          55.9            55.6
                                                  -----------      -----------   -----------     -----------

Gross profit                                            42.4             44.3          44.1            44.4

Selling, general and administrative
  expenses                                              44.4             42.5          45.3            43.6

Unusual operating expenses                                 -                -             -             1.1

Depreciation and amortization                            2.5              2.6           2.7             2.9

Interest expense                                         4.0              2.6           4.2             5.0
                                                  -----------      -----------   -----------     -----------

Loss before reorganization items
  and income taxes                                      (8.5)            (3.4)         (8.1)           (8.2)

Reorganization items                                   (10.4)           (11.3)         (8.2)           (8.1)
                                                  -----------      -----------   -----------     -----------

Loss before income taxes                               (18.9)           (14.7)        (16.3)          (16.3)

Income tax benefit                                         -              3.3             -             5.1
                                                  -----------      -----------   -----------     -----------

Loss before extraordinary items                        (18.9)           (11.4)        (16.3)          (11.2)

Extraordinary items, net of tax                            -             (0.1)            -            (0.9)
                                                  -----------      -----------   -----------     -----------

Net loss                                               (18.9)%          (11.5)%       (16.3)%         (12.1)%
                                                  ===========      ===========   ===========     ===========

Comparable store sales decrease                         (5.4)%           (6.7)%        (0.2)%          (8.0)%
                                                  ===========      ===========   ===========     ===========



THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

Net sales of $187.6 million for the period ended December 31, 1998 decreased $45.0 million or 19.3% from net sales of $232.6 million in the same period for the prior year. The decrease in net sales was due to the closing of thirty-nine stores from October 1997 through September 1998. Sales on a comparable store basis decreased 5.4% from the same period of the prior year. Comparable store sales for the period ended December 31, 1997 were favorably impacted by the resumption of normal shipments from trade vendors who had slowed shipments during the period the Company filed for reorganization under Chapter 11 of the Bankruptcy Code.

Gross profit as a percentage of net sales decreased to 42.4% from 44.3% for the three month periods ended December 31, 1998 and 1997, respectively. Gross profit includes a write-down in December 1998 of excess, discontinued and damaged inventory in continuing stores of $4.8 million. Excluding the inventory write-down, gross profit as a percentage of net sales was $45.0% for the three month period ended December 31, 1998.

Selling, general and administrative (SG&A) expenses of $83.1 million for the three month period ended December 31, 1998 decreased $15.8 million or 16% from SG&A expenses of $98.9 million in the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 44.4% from 42.5% for the periods ended December 31, 1998 and 1997, respectively. The dollar decrease in SG&A expenses is primarily due to the store closings as noted above which contributed to a reduction in advertising expense of $4.5 million, a reduction in salaries, employee benefits and payroll taxes of $6.5 million, a reduction in property related expenses of $3.1 million and other expenses of $1.7 million. SG&A expenses as a percentage of net sales increased primarily due to an increase in advertising expense of 0.9% and a reduction of service fee income under the Company's private-label credit card program of 0.3%.

Interest expense for the three month period ended December 31, 1998 increased to $7.6 million from $6.1 million for the same period of the prior year. The increase in interest expense of $1.5 million for the three months ended December 31, 1998 is due to an increase in the average outstanding borrowings and the increase of $22.0 million in term loans which bear a higher interest rate than the revolving notes. As a result of the Chapter 11 filing, no principal or interest payments are being made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments are continuing to be recorded on capital lease obligations for continuing stores. Contractual interest expense of $5.5 million was not recorded on certain pre-petition debt for the three month periods ended December 31, 1998 and 1997.

Reorganization items for the three month period ended December 31, 1998 included an estimated reserve of $21.1 million for the closing of twenty-seven stores and the elimination of certain support functions. The reserve included the write-down of property, capital lease assets and equipment to their net realizable values, net of capital lease obligations, a loss on the sale of inventory to a liquidator and included provisions for severance pay and continuing expenses. Also included in reorganization items is a gain on sales of previously closed stores of $3.2 million and professional fees and other miscellaneous items of $1.6 million for accounting, legal and consulting services provided to Levitz and the Creditors' Committee while Levitz is in Chapter 11. Reorganization items for the three month period ended December 31, 1997 included a loss of approximately $18.0 million from the sale of substantially all the assets of John M. Smyth Company, a wholly-owned subsidiary, professional fees of $3.5 million and other charges of $4.7 million.

Levitz has not recorded any tax benefits for the loss incurred during the three month period ended December 31, 1998 and expects not to record any tax benefits for the remainder of fiscal 1999.

As a result of the aforementioned factors, net loss for the three month period ended December 31, 1998 amounted to $35.4 million or 18.9% of net sales as compared to net loss of $26.7 million or 11.5% of net sales for the same period of the prior year.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1997

Net sales of $538.5 million for the nine month period ended December 31, 1998 decreased $112.7 million or 17.3% over net sales of $651.2 million in the same period for the prior year. Sales on a comparable store basis decreased 0.2%. The decrease in net sales was due to the closing of thirty-nine stores from October 1997 through December 1998.

Gross profit as a percentage of net sales decreased to 44.1% for the nine month period ended December 31, 1998 from 44.4% in the same period for the prior year. Gross profit includes a write-down in December 1998 of excess, discontinued and damaged inventory in continuing stores of $4.8 million. Excluding the inventory write-down, gross profit as a percentage of net sales was 45.0% for the nine month period ended December 31, 1998.

Selling, general and administrative ("SG&A") expenses decreased $39.8 million for the nine month period ended December 31, 1998 as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 45.3% from 43.6%. The dollar decrease in SG&A expenses is primarily due to the store closings as noted above which contributed to a reduction in advertising expense of $11.4 million, a reduction in salaries, employee benefits and payroll taxes of $16.8 million, a reduction in property related expenses of $10.4 million and other expenses of $6.6 million. In addition, SG&A was affected by a reduction in the service fee income under the private-label credit card program of $5.4 million.

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

Interest expense for the nine month period ended December 31, 1998 decreased to $22.4 million from $32.2 million for the same period of the prior year. As a result of the Chapter 11 filing, no principal or interest payments are being made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments are continuing to be recorded on capital lease obligations for continuing stores. Contractual interest expense of $16.4 million and $7.1 million was not recorded on certain pre-petition debt for the nine month periods ended December 31, 1998 and 1997.

Reorganization items for the nine month period ended December 31, 1998 included estimated reserves of $39.1 million for the closing of forty-two stores in under-performing and non-strategic markets and the elimination of certain support functions and the closing of warehouses in certain locations. Also included in reorganization items is a gain on sales of previously closed stores of $3.2 million and professional fees and miscellaneous expenses of $4.9 million. Professional fees include accounting, legal and consulting services provided to Levitz and the Creditors' Committee which, subject to Court approval, are required to be paid by Levitz while it is in Chapter 11. Reorganization items for the nine month period ended December 31, 1997 included estimated reserves for store closings of $23.4 million for the closing of eighteen stores, an estimated loss of $7.7 million on the sale of substantially all the assets of John M. Smyth Company, a wholly-owned subsidiary, the acceleration of goodwill amortization of $15.0 million, professional fees and other costs of $6.7 million.

Levitz has not recorded any tax benefits for the loss incurred during the nine month period ended December 31, 1998 and expects not to record any tax benefits for the remainder of fiscal 1999.

The extraordinary loss net of tax benefit was $5.8 million or 0.9% of net sales for the nine month period ended December 31, 1997. The extraordinary loss was due to the write-off of deferred financing fees related to the previous bank credit agreement.

Net loss for the nine month period ended December 31, 1998 was $87.4 million or 16.3% of net sales as compared to a net loss of $78.5 million or 12.1% of net sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from the financing of the private-label credit card programs by Household), trade credit and borrowings under the DIP Facility. During the nine month period ended December 31, 1998, Levitz used approximately $40.8 million of net cash flow in operations before changes in operating assets and liabilities. Changes in operating assets and liabilities increased net cash flow from operations by $26.5 million. Management is attempting to increase cash flow from operations by pursuing initiatives intended to increase sales in comparable stores, closing stores in under-performing or non-strategic markets, eliminating certain support function positions and by reducing the cost of warehouse operations in markets where it is determined that fewer warehouses can service the market.

Cash provided by investing activities for the nine month period ended December 31, 1998 includes $11.8 million of proceeds from asset sales of closed facilities. All of these proceeds were applied as repayments to the DIP Facility as required by the agreement. Management is continuing to market all property held for disposal and leasehold interests where rents are below market values to reduce current borrowings and increase availability under the DIP Facility.

Levitz's total capital expenditures were approximately $5.5 million during the period ended December 31, 1998. Capital expenditures were for existing store improvements and equipment. Management estimates that approximately $5.0 million to $7.0 million is required annually to adequately maintain and/or improve its existing stores. Levitz closed fifteen stores during the nine month period ended December 1998 and twenty-seven stores in January 1999.

Net cash provided by financing activities amounted to $8.9 million in the nine month period ended December 31, 1998 and includes increased borrowings under the DIP Facility of $20.0 million less principal payments under long-term obligations of $2.1 million and decrease in outstanding checks and cash overdrafts of $9.0 million which fluctuates based on the timing of payments.

Debt

Levitz, LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") as amended with BT Commercial Corporation ("BTCC") as agent. The DIP Facility has been approved by the Court and includes a total commitment of $252.0 million that is comprised of revolving notes of $193.6 million and a term note of $58.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

The DIP Facility was amended on September 4 and September 18, 1998. The minimum EBITDA covenants for the quarter ending September 30 and December 31, 1998 were reduced and a new term loan was extended in the principal amount of $22.0 million under a second term note. The proceeds from the second term note of $22.0 million were used to pay down the revolving notes. This increased excess availability under the revolving notes by $22.0 million at the time of the transaction. On September 15, 1998 the total commitment under the revolver portion of the DIP Facility was reduced from $223.6 million to $193.6 million. This reduced the total commitment of the DIP Facility to $252.0 million. Effective December 31, 1998, the DIP Facility lenders granted Levitz a waiver in meeting the minimum EBITDA requirements for the period ended December 31, 1998.

Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The term notes bear interest at 16%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced on each date on which an asset disposition, as defined, occurs. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at December 31, 1998 was $17.7 million.

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

Management and the lenders under the DIP Facility are negotiating an extension of the DIP Facility to June 7, 1999 and an amendment thereof to, among other things, increase in the excess availability under the DIP Facility. The DIP Facility is scheduled to expire on March 5, 1999. No assurance can be given that these objectives will be met.

On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, to include transferred reserves to Household totaling $5.8 million at December 31, 1998, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

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

As a result of the transfer of the GECC portfolio to Household, the Company determined that the transaction qualified for sale treatment under Financial Accounting Standards Board, Statement of Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". As a result, the Receivable under Account Purchase Agreement and the offsetting Obligation Under Account Purchase Agreement were removed from the consolidated condensed balance sheets.

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

Going Concern

The Company believes that cash on hand, amounts available under the DIP Facility, as amended, and funds from operations (including proceeds from the financing of customer credit card obligations by Household) will enable the Company to meet its immediate liquidity and capital expenditure requirements. Continued availability under the DIP Facility is dependent upon LFI and Levitz extending or replacing the DIP Facility which is scheduled to expire on March 5, 1999. No assurance can be given that the Company will be successful in extending or replacing the DIP facility prior to March 5, 1999. Until a plan or reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

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

Year 2000

There have been no significant changes to the Company's Year 2000 project as reported in its Form 10-K for the fiscal year ended March 31, 1998. Levitz is in the process of changing and testing financial and operational systems for year 2000 compliance. The Company is also communicating with vendors, financial institutions and others with which it does business to coordinate year 2000 conversion. The cost of achieving Year 2000 compliance, excluding in-house salaries, wages and benefits, has been estimated at approximately $0.3 million for software maintenance and development and $0.3 million for other operational systems. The Company expects to spend $2.4 million in capital expenditures for the enhancement of operational and financial software and hardware systems as needed for current changes in business strategy which will eliminate the need for achieving Year 2000 compliance on some existing software. Most of the software has been purchased and is currently being installed. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Any failure in a critical internal system relating to year 2000 problems, whether in a system maintained by the Company or by a third-party vendor, could have an adverse effect on the Company's business operations. Moreover, year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as a failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of year 2000 issues on the economy in general or on the Company's business partners and customers in particular.

During 1999, the Company intends to develop contingency plans to address potential disruptions due to internal systems and business disruption of third parties. However, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions.

PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibit 10.59: Waiver dated as of December 31, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

                           Exhibit 27:  Financial Data Schedule

                  (b)      Report on Form 8-K:

                           On November 17, 1998, the registrant filed a report on Form 8-K reporting under Item 5. "Other Events" the appointment of Edward L. Grund as Chairman of the Board and Chief Executive Officer of Levitz Furniture Incorporated and Levitz Furniture Corporation. Mr. Grund replaced Michael Bozic who continues as a member of the Board of Directors of Levitz Furniture Incorporated.

                           On December 21, 1998, the registrant filed a report on Form 8-K reporting under Item 5. "Other Events" the closing of twenty-seven stores in non-strategic markets and the departure of Robert Homler, formerly President of Marketing and Merchandising.

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LEVITZ FURNITURE CORPORATION
                                                        (Registrant)

Date:  February 16, 1998                       /s/ MICHAEL MCCREERY
                                               ---------------------------------
                                                   Michael McCreery
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

           Number
        EXHIBIT TABLE     EXHIBIT
        -------------     -------

            10.59 Waiver dated as of December 31, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

             27           Financial Data Schedule.