Form 10-Q
period 1999-06-30
LEVITZ FURNITURE CORP /FL/
filed 1999-08-16
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

Commission File Number 33-61534

                          LEVITZ FURNITURE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                              23-1657490
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

7887 NORTH FEDERAL HIGHWAY, BOCA RATON, FL                          33487-2799
------------------------------------------                          ----------
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

On July 31, 1999, there were 1,000 shares of Common Stock, par value $0.40, outstanding.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) BANKRUPTCY COURT ACTIONS OR PROCEEDINGS RELATED TO THE BANKRUPTCY OF LEVITZ AND ITS SUBSIDIARIES; (2) COMPETITIVE PRESSURE IN LEVITZ's INDUSTRY; (3) GENERAL ECONOMIC CONDITIONS; (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING LEVITZ's FINANCIAL STRUCTURE AND LEVITZ's COST OF CAPITAL AND BORROWED MONEY; (5) INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR LEVITZ'S BUSINESS STRATEGIES; (6) CHANGES IN EFFECTIVE TAX RATES; (7) YEAR 2000 RISKS; AND (8) UNCERTAINTIES INHERENT IN LEVITZ'S OPERATIONS. LEVITZ HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1999

TABLE OF CONTENTS                                                         PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements
              Consolidated Condensed Balance Sheets....................     3
              Consolidated Condensed Statements of Operations..........     4
              Consolidated Condensed Statements of Cash Flows..........     5
              Notes to Consolidated Condensed Financial Statements.....     6
       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations
              Comparison of Operations.................................    12
              Liquidity and Capital Resources..........................    14
PART II - OTHER INFORMATION
       Item 6.      Exhibits and Reports on Form 8-K...................    17
       Signatures   ...................................................    18
       Exhibit Index...................................................    19

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                June 30,         March 31,
                                                                  1999             1999
                                                              (Unaudited)
                                                              -----------        ---------
              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $   3,545         $   3,046
  Receivables                                                     20,116            21,861
  Inventories                                                     87,002            84,232
  Deposits and prepaid expenses                                    5,203             4,432
  Property under agreement of sale                                23,372            95,571
                                                               ---------         ---------
    Total current assets                                         139,238           209,142
                                                               ---------         ---------
PROPERTY AND EQUIPMENT, net                                       38,355            38,867
                                                               ---------         ---------
PROPERTY UNDER CAPITAL LEASES, net                                32,634            33,303
                                                               ---------         ---------
OTHER ASSETS:
  Intangible leasehold interests                                   5,445             5,637
  Property held for disposal                                      23,540            32,469
  Deferred income taxes                                             --               5,385
  Other                                                           11,066             9,764
                                                               ---------         ---------
                                                                  40,051            53,255
                                                               ---------         ---------
                                                               $ 250,278         $ 334,567
                                                               =========         =========

          LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                              $   8,648         $   8,823
  Current portion of long-term debt                                  610             6,962
  Current portion of obligations under capital leases              1,549             9,846
  Accounts payable, trade                                         24,740            23,060
  Accrued expenses and other liabilities                          63,928            73,979
  Payable to parent                                               14,448            13,635
  Deferred income taxes                                            1,359            11,696
  DIP Facility                                                    95,777           144,618
                                                               ---------         ---------
    Total current liabilities                                    211,059           292,619
                                                               ---------         ---------
OBLIGATION UNDER CAPITAL LEASES, net of current portion           29,201            29,368
                                                               ---------         ---------
OTHER NONCURRENT LIABILITIES                                       6,572             4,290
                                                               ---------         ---------
DEFERRED INCOME TAXES                                              4,117              --
                                                               ---------         ---------
LIABILITIES SUBJECT TO COMPROMISE                                292,698           292,609
                                                               ---------         ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, at par value                                           1                 1
  Capital in excess of par                                        58,453            58,453
  Retained earnings (deficit)                                   (351,823)         (342,773)
                                                               ---------         ---------
    Total stockholder's deficit                                 (293,369)         (284,319)
                                                               ---------         ---------
                                                               $ 250,278         $ 334,567
                                                               =========         =========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                            Three Months Ended June 30,
                                                               1999              1998
                                                            ---------         ---------
Net sales                                                   $ 119,988         $ 171,276
                                                            ---------         ---------
Costs and expenses:
  Cost of sales                                                68,101            97,182
  Selling, general and administrative expenses                 49,729            76,621
  Depreciation and amortization                                 2,921             5,192
  Interest expense, net                                         7,223             7,501
                                                            ---------         ---------
                                                              127,974           186,496
                                                            ---------         ---------
Loss before reorganization items and income taxes              (7,986)          (15,220)
                                                            ---------         ---------
Reorganization items:
  Loss on store closings                                         --              21,135
  Professional fees                                             1,064             1,612
                                                            ---------         ---------
                                                                1,064            22,747
                                                            ---------         ---------
Loss before income taxes                                       (9,050)          (37,967)

Income tax                                                       --                --
                                                            ---------         ---------
Net loss                                                    $  (9,050)        $ (37,967)
                                                            =========         =========
Net loss per common share                                   $  (9,050)        $ (37,967)
                                                            =========         =========
Weighted average number of common shares outstanding            1,000             1,000
                                                            =========         =========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       Three Months Ended June 30,
                                                                       ---------------------------
                                                                          1999              1998
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $  (9,050)        $ (37,967)
                                                                       ---------         ---------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                                             1,750             3,162
  Amortization                                                             1,171             2,030
  Loss (gain) on sale of property and equipment and
    other long-term assets                                                   (17)                2
  Amortization of deferred financing fees                                   --                 553
  Pension expense                                                            (13)              101
  Other                                                                     --                 106
  Reorganization items                                                      --              16,133
  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                                          1,745             2,073
      Inventories                                                         (2,770)            5,505
      Deposits and prepaid expenses                                         (771)           (1,029)
      Other, net                                                          (1,391)               14
    Increase (decrease) in:
      Accounts payable, trade                                              1,669            (9,281)
      Accrued expenses and other liabilities                             (10,206)            2,326
      Payable to parent                                                      (22)               87
      Other noncurrent liabilities                                          (272)             (221)
                                                                       ---------         ---------
        Total adjustments                                                 (9,127)           21,561
                                                                       ---------         ---------
  NET CASH USED IN OPERATING ACTIVITIES                                  (18,177)          (16,406)
                                                                       ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (1,276)           (1,365)
  Proceeds from sale of property and equipment and other assets           75,572             4,334
                                                                       ---------         ---------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                              74,296             2,969
                                                                       ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under DIP Facility                                          174,342           220,933
  Repayments under DIP Facility                                         (223,183)         (201,748)
  Principal payments on long-term debt                                    (6,352)              (31)
  Principal payments under capital lease obligations                        (252)             (664)
  Decrease in cash overdrafts                                               (175)           (5,460)
                                                                       ---------         ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (55,620)           13,030
                                                                       ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         499              (407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             3,046             5,339
                                                                       ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   3,545         $   4,932
                                                                       =========         =========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1999

                                   (Unaudited)

1.       CHAPTER 11 PROCEEDINGS AND BASIS OF PRESENTATION:

         On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz" or the "Company"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware under Case No. 97-1842(MFW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, Levitz, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court.

         On July 7 1999, the Debtors filed a "Disclosure Statement" and a "Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financing of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan.

         The Plan of Reorganization provides, among other things, that as of the Plan effective date stockholders and other parties holding equity interests in LFI will not receive any distributions and unsecured creditors will receive a distribution of stock in a "Reorganized Levitz".

         Although the Plan of Reorganization provides for the Debtors' emergence from bankruptcy, there can be no assurances given that the Court will confirm the Plan, or that such Plan will be consummated.

         The exclusivity period to prepare a plan of reorganization will expire on September 30, 1999. After the expiration of the exclusivity period, creditors will have the right to propose alternative plans of reorganization.

         The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"(SOP 90-7) and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including Levitz's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

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

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of June 30, 1999, the Debtors had rejected leases for nineteen store locations, reached agreement with the landlord on one store location to terminate without liability and assumed and assigned leases on four store locations without liability. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to August 24, 1999. On August 6, 1999, a motion was filed with the Court to further extend the time within which the Debtors may assume or reject unexpired leases of nonresidential real property to October 29, 1999. There can be no assurances made that this motion will be approved by the Court. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for the stores that have been closed through March 31, 1999. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

         Levitz Furniture Corporaiton, a Florida corporation, is a wholly-owned subsidiary of Levitz Furniture Incorporated.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of June 30, 1999; the results of operations and cash flows for the periods then ended. The results of operations for the period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Levitz's audited financial statements for the year ended March 31, 1999, which is included in its Form 10-K.

2.       DEBT:

         LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement, as amended, dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation (BTCC) as agent. The DIP Facility has been approved by the Court and includes a total commitment of $117.0 million which is comprised of revolving notes of $107.0 million and an overadvance term note of $10.0 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced as the proceeds from the sale of fixed assets and leasehold interests are received. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at August 9, 1999 was $18.5 million.

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

         On July 23, 1999, the DIP Facility was amended to include, among other things, a reduction in the EBITDA requirements for June and September 1999 and an extension of the fixed asset sublimit expiration date to September 30, 1999. The Company may be required to seek a further reduction of the September 30, 1999 EBITDA requirement. There can be no assurances given that such a reduction will be granted.

         Levitz is aggressively marketing additional properties for sale. Since March 31, 1999 Levitz has sold twenty-one owned properties and leasehold interests in nineteen properties. Leases were rejected on three additional properties. As of August 10, 1999, there are four properties under agreement of sale, letters of intent or other types of offers estimated to be $12.0 million of gross proceeds. No assurances can be given that a sufficient number of these transactions will close prior to the expiration of the fixed asset sublimit on September 30, 1999. Based on facts and circumstances at that time, Levitz may have to request an extension of the fixed asset sublimit expiration date or obtain additional financing. No assurances can be given that an extension of the expiration date would be granted or that additional financing could be obtained.

         The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors. The DIP Facility expires on December 31, 1999.

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

                                                               June 30,
                                                                 1999
                                                              (Dollars in
                LIABILITIES SUBJECT TO COMPROMISE              thousands)
                ---------------------------------             ------------
         Accounts payable, trade                               $ 38,509
         Accrued expenses                                        15,219
         13.375% Senior Notes due 10/15/98                       96,031 (1)
         9.625% Senior Subordinated Notes due 7/15/03           101,337 (1)
         Reserve for lease rejection claims                      19,812
         Executive retirement and employment agreements          16,658
         General liability claims                                   736
         Reserve for previous store closings                      1,353
         Common area maintenance                                    262
         Real estate taxes                                        2,216
         Personal property taxes                                    565
                                                               --------
                                                               $292,698
                                                               ========

         (1)     Includes accrued interest at September 4, 1997.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the Debtors reject the leases. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $5.5 million was not recorded on certain pre-petition debt for the periods ended June 30, 1999 and 1998.

4.       PRIVATE-LABEL CREDIT CARD PROGRAM:

         On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $7.7 million at June 30, 1999, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

         At June 30, 1999, Household's portfolio balance was $499.5 million. Levitz recorded income from both the Merchant Agreement and the former agreement with General Electric Capital Corporation of $10.2 million and $1.4 million for the three month periods ended June 30, 1999 and 1998, respectively.

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

5. SALE-LEASEBACK TRANSACTION:

         On June 8, 1999, Levitz sold 11 owned properties and leasehold interests and/or rights in 11 leased properties for gross proceeds of $67.3 million ("Contract of Sale"). Net proceeds, which excludes closing costs, of $67.1 million were used to pay-off existing mortgages and related accrued interest, default interest and other fees of $7.6 million; the term notes under the DIP Facility including accrued interest, extension fees and other fees of $59.2 million and cure costs relating to pre-petition liabilities of $0.3 million.

         The gain on the sale of owned property and leasehold interests of approximately $2.2 million, subject to further adjustment, is being amortized over the initial term of the "Unitary Lease Agreement" as described below. As part of the Contract of Sale, the purchaser escrowed an additional $1.0 million to be paid to Levitz on January 1, 2000 subject to Levitz's emergence from bankruptcy by December 31, 1999. In addition, the Contract of Sale places certain limitations on Levitz incurring new unsecured debt following the approval of a plan of reorganization.

         At the same time, Levitz entered into a Unitary Lease Agreement to lease back all of the owned property as well as the property where the leasehold interest was sold ("Sale-Leaseback Transaction"). The Unitary Lease Agreement is for an initial term of twenty years with three additional option periods of five years each. Rent is payable monthly in advance and is calculated at 10.75% of the gross proceeds for the first five years of the initial term with incremental increases of 5% after each five year period of the initial term and all option periods.

         The Unitary Lease requires Levitz to assume all obligations for payments and lease terms under the original leases (the "Overleases"). The Unitary Lease allows Levitz to exercise a right to vacate or surrender all or a portion of the lease space of the properties by giving notice on or before the two year anniversary of the Unitary Lease Agreement and vacating the property within three years. In some instances, there is also a requirement that Levitz must vacate the warehouse portion and/or the showroom portion of some of the properties by specific dates. Levitz would receive a pro rata reduction in the Unitary Lease rent at the time it vacates the entire property and would be released of all payment obligations for the Overlease in the instances described above.

         The cash effect of the Sale-Leaseback Transaction for the first twelve month period is approximately (dollars in thousands):

         Decrease in interest on term notes                            $ 9,337
         Decrease in mortgage payments                                   1,196
         Increase in rent payments                                      (7,235)
                                                                       =======
         Total cash effect                                             $ 3,298
                                                                       =======

6.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                 Three Months Ended
                                      June 30,
                                --------------------
                                 1999         1998
                                ------        ------
         Interest paid          $8,569        $6,713
                                ======        ======
         Income tax, net        $   17        $   34
                                ======        ======


7.       LOSS PER COMMON SHARE:

         Loss per common share is based on the weighted average number of common shares outstanding during each period of 1,000 shares.

8.       RECLASSIFICATIONS:

         Effective March 31, 1999, Levitz elected to reclassify certain revenues in its consolidated condensed statements of operations. As a result, net sales and selling, general and administrative ("SG&A") expenses have been restated for the three month periods ended June 30, 1999 and 1998. Levitz now reflects delivery income and miscellaneous revenue in SG&A expenses. Previously, these revenues were included in net sales. The effect of this reclassification was to reduce net sales and SG&A expenses by $3.9 million and $5.2 million for the three month periods ended June 30, 1999 and 1998, respectively.

         Certain other amounts in prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

9.       SUBSEQUENT EVENTS:

         On July 7, 1999, Levitz sold five owned properties and leasehold interests/rights in five properties, all of which locations had previously been closed. The gross proceeds from the transaction were $19.8 million (the "Bulk Sale Transaction"). Net proceeds of approximately $19.4 million, excluding closing costs, were used to pay-off existing mortgages and accrued interest of $0.6 million, cure costs relating to pre-petition liabilities of $0.3 million, proration of real estate taxes and other costs of $0.4 million and to pay down the revolver portion of the DIP Facility of approximately $18.1 million. The Bulk Sale Transaction relieved Levitz of all lease obligations for the leased properties. The aggregate carrying value of these properties of $20.3 million was classified as property under agreement of sale at June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF OPERATIONS

GENERAL

On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware under Case No. 97-1842(MFW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, Levitz, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court.

COMPARISON OF OPERATIONS

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                                     Percentage of Net Sales
                                                     -----------------------
                                                        Three Months Ended
                                                             June 30,
                                                      --------------------
                                                       1999          1998
                                                      ------        ------

Net sales                                             100.0 %        100.0 %

Cost of sales                                          56.8           56.7
                                                      -----         -------
Gross profit                                           43.2           43.3

Selling, general and administrative expenses           41.4           44.7

Depreciation and amortization                           2.4            3.0

Interest expense                                        6.0            4.4
                                                      -----         -------
Loss before reorganization items and income taxes      (6.6)          (8.8)

Reorganization items                                    0.9           13.3
                                                      -----         -------
Loss before income taxes                               (7.5)%        (22.1)%
                                                      =====         =======
Comparable store sales decrease                        (0.6)%         (2.5)%
                                                      =====         =======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net sales of $120.0 million for the period ended June 30, 1999 decreased $51.3 million or 29.9% from net sales of $171.3 million in the same period for the prior year. Approximately $51.3 million of the net sales decrease was due to the closing of forty-two stores during the last six months of fiscal 1998. Sales on a comparable store basis decreased 0.6%. The comparable store sales decline was offset by the increase in net sales from the addition of one new store in Valencia, California in May 1999. Comparable store sales for April 1999 increased 1.9% for the same month of the prior year. May and June 1999 comparable store sales decreased 1.6% from the comparable period for the prior year

Selling, general and administrative (SG&A) expenses of $49.7 million for the period ended June 30, 1999 decreased $26.9 million or 35.1% from SG&A expenses of $76.6 million in the same period for the prior year. The reduction in SG&A expenses included $21.3 million due to the closing of forty-two stores at the end of June 1998 and January 1999, $1.9 million due to the elimination of corporate support functions and expenses and $4.1 million in comparable store expenses. These reductions were offset by an increase in SG&A Expenses of $0.4 million with the opening of one new store in May 1999. The reduction in SG&A Expenses for comparable stores was due to the increase in service fee income under the Company's private-label credit card program of $9.0 million. The increase in service fee income was offset by increases in advertising expense of $2.2 million primarily due to the increase in "interest free" promotions offered under the Company's private-label credit card program of $1.2 million and an increase in media advertising of $1.0 million; an increase in salaries and benefits of $0.7 million and delivery and other expenses of $1.4 million primarily due to inefficiencies in the implementation of the warehouse rationalization program; and an increase in occupancy costs of $0.6 million due to the Sale-Leaseback Transaction as described in Note 5.

Depreciation and amortization for the three month period ended June 30, 1999 decreased to $2.9 million from $5.2 million or 44.2% from the same period of the prior year. The decrease was primarily due to the closing of forty-two stores and the Sale-Leaseback Transaction.

Interest expense for the period ended June 30, 1999 decreased to $7.2 million from $7.5 million for the same period of the prior year. Interest expense as a percentage of net sales increased to 6.0% from 4.4% primarily due to increased bank fees charged for amendments to the Credit Agreement and other fees incurred with the Sale-Leaseback Transaction. Interest expense will decrease in future periods due to the Sale-Leaseback and Bulk Sale Transactions assuming other variables as the prime interest rate remain constant. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $5.5 million was not recorded on certain pre-petition unsecured debt for the periods ended June 30, 1999 and 1998.

Reorganization items for the three month period ended June 30, 1998 included a charge of $21.1 million for the closing of fifteen stores in under-performing markets and the elimination of certain support functions and the closing of warehouses in certain locations. Professional fees and other expenses related to bankruptcy services rendered during the three month periods ended June 30, 1999 and 1998 were $1.1 million and $1.6 million, respectively.

Levitz has not recorded any tax benefits for the losses incurred during the periods ended June 30, 1999 and 1998. Levitz does not anticipate recording any tax provision for the remainder of Fiscal 2000, subject to changes in operating performance.

As a result of the aforementioned factors, net loss for the period ended June 30, 1999 amounted to $9.1 million or 7.5% of net sales as compared to net loss of $38.0 million or 22.1% of net sales for the same period of the prior year.

Liquidity and Capital Resources

Cash Flows

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from customer credit obligations under the private-label credit card program by Household), trade credit and borrowings under the DIP Facility. During the quarter ended June 30, 1999, Levitz used approximately $6.2 million of net cash flow in operations before changes in operating assets and liabilities. Changes in operating assets and liabilities further reduced net cash flow from operations by $12.0 million primarily due to the reduction of accrued expenses and other liabilities of $10.2 million. The reduction of accrued expenses consisted of a decrease in accrued interest of $1.4 million due to reduced borrowings, payments applied against closed store reserves of $3.5 million and reduction of other items of $5.3 million due to the timing of payments.

Cash provided by investing activities for the period ended June 30, 1999 includes $8.9 million of proceeds from asset sales of closed facilities and $66.7 million in proceeds from the Sale-Leaseback Transaction. All of these proceeds were applied as repayments to the DIP Facility as required by the agreement.

Levitz's total capital expenditures were approximately $1.3 million during the period ended June 30, 1999. Levitz spent $0.3 million on renovations and equipment for one new store in Valencia, CA and $1.0 million for existing store improvements and equipment. Management plans to spend approximately $7.0 million for capital expenditures in the current fiscal year of which approximately $2.9 million is for maintenance of existing facilities.

Net cash used in financing activities amounted to $55.6 million in the period ended June 30, 1999 and includes repayment of borrowings under the DIP Facility of $48.8 million, principal payments under long-term obligations of $6.6 million and a decrease in outstanding checks and cash overdrafts of $0.2 million.

Debt

LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement, as amended, dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation (BTCC) as agent. The DIP Facility has been approved by the Court and includes a total commitment of $117.0 million which is comprised of revolving notes of $107.0 million and an overadvance term note of $10.0 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced as the proceeds from the sale of fixed assets and leasehold interests are received. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at August 9, 1999 was $18.5 million.

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

On July 23, 1999, the DIP Facility was amended to include, among other things, a reduction in the EBITDA requirements for June and September 1999 and an extension of the fixed asset sublimit expiration date to September 30, 1999. The Company may be required to seek a further reduction of the September 30, 1999 EBITDA requirement. There can be no assurances given that such a reduction will be granted.

Levitz is aggressively marketing additional properties for sale. Since March 31, 1999 Levitz has sold twenty-one owned properties and leasehold interests in nineteen properties. Leases were rejected on three additional properties. As of August 10, 1999, there are four properties under agreement of sale, letters of intent or other types of offers estimated to be $12.0 million of gross proceeds. No assurances can be given that a sufficient number of these transactions will close prior to the expiration of the fixed asset sublimit on September 30, 1999. Based on facts and circumstances at that time, Levitz may have to request an extension of the fixed asset sublimit expiration date or obtain additional financing. No assurances can be given that an extension of the expiration date would be granted or that additional financing could be obtained.

The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors. The DIP Facility expires on December 31, 1999.

Private-Label Credit Card Program

On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $7.7 million at June 30, 1999, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

At June 30, 1999, Household's portfolio balance was $499.5 million. Levitz recorded income from both the Merchant Agreement and the former agreement with General Electric Capital Corporation of $10.2 million and $1.4 million for the three month periods ended June 30, 1999 and 1998, respectively.

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

The Plan of Reorganization provides, among other things, that as of the Plan effective date stockholders and other parties holding equity interests in LFI will not receive any distributions and unsecured creditors will receive a distribution of stock in a "Reorganized Levitz".

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

Year 2000

There have been no significant changes to the Company's Year 2000 project as reported in its Form 10-K for the fiscal year ended March 31, 1999. The majority of the financial and operating systems have been completed through remediation and are in the compliance testing stage. The Company has and is continuing to communicate with vendors, financial institutions and others with which it does business to coordinate year 2000 conversion. The remaining estimated cost of achieving Year 2000 compliance, excluding in-house salaries, wages and benefits, is expected to be approximately $0.6 million for software maintenance and development and other operational systems.

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

Although the Company is communicating with vendors and others with which it does business to coordinate Year 2000 conversion, there can be no assurance, however, that the systems of these other companies will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems and operations. Management believes the Year 2000 compliance issue is being addressed properly by the Company to prevent any material adverse operational or financial impacts. However, if such enhancements are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company. The Company is currently assessing the consequences of its Year 2000 project not being completed on schedule or its remediation efforts not being successful. Management is developing contingency plans to mitigate the effects of problems experienced by the Company, key vendors or service providers related to the Year 2000. Contingency plans may include the purchase of additional levels of inventory as a precaution based on the Company's expected needs. Management expects to complete its Year 2000 contingency planning during the second quarter of Fiscal 2000.

PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibit 10.65: Amendment No. 11 dated as of July 23, 1999 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as Agent.

                           Exhibit 27:  Financial Data Schedule

                  (b)      Report on Form 8-K:

                           On July 7, 1999 the registrant filed a Report on Form 8-K reporting under Item 5. Other Events disclosing the filing of a Disclosure Statement and Plan of Reorganization (the "Plan") by the registrant and each of its debtor subsidiaries with the United States Bankruptcy Court for the District of Delaware. As part of the Plan, stockholders of LFI will not receive distributions and unsecured creditors will receive stock in the reorganized Company.

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LEVITZ FURNITURE CORPORATION
                                                        (Registrant)

Date:  August 13, 1999                         /s/ MICHAEL MCCREERY
                                               ------------------------------
                                                   Michael McCreery
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

           NUMBER
        EXHIBIT TABLE                              EXHIBIT

            10.65 Amendment No. 11 dated as of July 23, 1999 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as agent.

             27                Financial Data Schedule.