Form 10-Q
period 1999-12-31
LEVITZ FURNITURE CORP /FL/
filed 2000-02-14
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 1999

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

Yes   X               No
    -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On January 31, 2000, there were 1,000 shares of Common Stock, par value $0.40 outstanding.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) BANKRUPTCY COURT ACTIONS OR PROCEEDINGS RELATED TO THE BANKRUPTCY OF LEVITZ AND ITS SUBSIDIARIES; (2) COMPETITIVE PRESSURE IN LEVITZ's INDUSTRY; (3) GENERAL ECONOMIC CONDITIONS; (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING LEVITZ's FINANCIAL STRUCTURE AND LEVITZ's COST OF CAPITAL AND BORROWED MONEY; (5) INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR LEVITZ'S BUSINESS STRATEGIES; (6) CHANGES IN EFFECTIVE TAX RATES; (7) UNCERTAINTIES INHERENT IN LEVITZ'S OPERATIONS; AND (8) UNCERTAINTIES WITH REGARD TO THE PRIVATE LABEL CREDIT CARD PROGRAM. LEVITZ HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 1999

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets.........................   3

              Consolidated Condensed Statements of Operations...............   4

              Consolidated Condensed Statements of Cash Flows...............   5

              Notes to Consolidated Condensed Financial Statements..........   6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Comparison of Operations......................................  12

              Liquidity and Capital Resources...............................  14

PART II - OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K........................  18

       Signatures   ........................................................  19

       Exhibit Index........................................................  20

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                              DECEMBER 31,      MARCH 31,
                                                                 1999             1999
                                                              (Unaudited)
                                                               ---------       ---------
                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $   4,063       $   3,046
  Receivables                                                     20,762          21,861
  Inventories                                                     93,461          84,232
  Deposits and prepaid expenses                                    3,915           4,432
  Property under agreement of sale                                    --          95,571
  Deferred income taxes                                              110              --
                                                               ---------       ---------

    Total current assets                                         122,311         209,142
                                                               ---------       ---------

PROPERTY AND EQUIPMENT, net                                       34,326          38,867
                                                               ---------       ---------

PROPERTY UNDER CAPITAL LEASES, net                                28,341          33,303
                                                               ---------       ---------

OTHER ASSETS:
  Intangible leasehold interests                                   5,265           5,637
  Property held for disposal                                       8,831          32,469
  Deferred income taxes                                               --           5,385
  Other                                                           18,127           9,764
                                                               ---------       ---------
                                                                  32,223          53,255
                                                               ---------       ---------
                                                               $ 217,201       $ 334,567
                                                               =========       =========

                    LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                              $  14,692       $   8,823
  Current portion of long-term debt                                   --           6,962
  Current portion of obligations under capital leases                393           9,846
  Accounts payable, trade                                         34,281          23,060
  Accrued expenses and other liabilities                          70,853          73,979
  Payable to parent                                               13,728          13,635
  Deferred income taxes                                               --          11,696
  DIP Facility                                                    66,486         144,618
                                                               ---------       ---------

    Total current liabilities                                    200,433         292,619
                                                               ---------       ---------

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion          26,015          29,368
                                                               ---------       ---------

OTHER NONCURRENT LIABILITIES                                       7,729           4,290
                                                               ---------       ---------

DEFERRED INCOME TAXES                                              6,210              --
                                                               ---------       ---------

LIABILITIES SUBJECT TO COMPROMISE                                292,766         292,609
                                                               ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, at par value                                           1               1
  Capital in excess of par                                        58,453          58,453
  Retained earnings (deficit)                                   (374,406)       (342,773)
                                                               ---------       ---------
    Total stockholder's deficit                                 (315,952)       (284,319)
                                                               ---------       ---------
                                                               $ 217,201       $ 334,567
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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)


                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  DECEMBER 31,                    DECEMBER 31,
                                           -------------------------       -------------------------
                                              1999            1998            1999            1998
                                           ---------       ---------       ---------       ---------
Net sales                                  $ 147,517       $ 182,175       $ 393,836       $ 522,736
                                           ---------       ---------       ---------       ---------

Costs and expenses:
  Cost of sales                               81,518         108,076         221,677         301,240
  Selling, general and administrative
    expenses                                  69,833          77,748         175,523         228,001
  Depreciation and amortization                1,916           4,686           6,919          14,603
  Interest expense, net                        3,161           7,580          13,537          22,369
                                           ---------       ---------       ---------       ---------

                                             156,428         198,090         417,656         566,213
                                           ---------       ---------       ---------       ---------

Loss before reorganization items and
  income taxes                                (8,911)        (15,915)        (23,820)        (43,477)
                                           ---------       ---------       ---------       ---------

Reorganization items:
  Loss on store closings                          --          17,921           3,050          39,056
  Professional fees                            2,161           1,607           4,763           4,914
                                           ---------       ---------       ---------       ---------
    Total                                      2,161          19,528           7,813          43,970
                                           ---------       ---------       ---------       ---------

Loss before income taxes                     (11,072)        (35,443)        (31,633)        (87,447)

Income taxes                                      --              --              --              --
                                           ---------       ---------       ---------       ---------

Net loss                                   $ (11,072)      $ (35,443)      $ (31,633)      $ (87,447)
                                           =========       =========       =========       =========

Net loss per common share                  $ (11,072)      $ (35,443)      $ (31,633)      $ (87,447)
                                           =========       =========       =========       =========

Weighted average number of common
  shares outstanding                           1,000           1,000           1,000           1,000
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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                        NINE MONTHS ENDED DECEMBER 31,
                                                        ------------------------------
                                                             1999            1998
                                                        -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $     (31,633)  $      (87,447)
                                                        -------------   --------------

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                  4,182            8,743
  Amortization                                                  2,737            5,860
  Loss (gain) on disposal of property and equipment               (14)              60
  Amortization of deferred financing fees                          --            1,658
  Pension expense                                                 (27)             298
  Other                                                            --              319
  Reorganization items, non-cash                                  465           29,700

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Decrease (increase) in:
      Receivables                                               1,099            1,810
      Inventories                                              (9,229)          25,560
      Deposits and prepaid expenses                               517             (334)
      Other, net                                               (8,373)          (2,710)
    Increase (decrease) in:
      Accounts payable, trade                                  11,282           (8,261)
      Accrued expenses and other liabilities                   (4,355)          10,175
      Payable to parent                                          (112)             195
      Other noncurrent liabilities                               (531)              89
                                                        -------------   --------------

        Total adjustments                                      (2,359)          73,162
                                                        -------------   --------------

  NET CASH USED IN OPERATING ACTIVITIES                       (33,992)         (14,285)
                                                        -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (3,901)          (5,514)
  Proceeds from sale of property and equipment and
    other assets                                              118,606           11,832
                                                        -------------   --------------

   NET CASH PROVIDED BY INVESTING ACTIVITIES                  114,705            6,318
                                                        -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under DIP Facility                               459,450          669,591
  Repayments under DIP Facility                              (537,582)        (649,634)
  Principal payments on long-term debt                         (6,962)             (75)
  Principal payments under capital lease obligations             (471)          (1,985)
  Decrease in cash overdrafts                                   5,869           (8,951)
                                                        -------------   --------------

  NET CASH USED IN FINANCING ACTIVITIES                       (79,696)           8,946
                                                        -------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,017              979

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  3,046            5,339
                                                        -------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $       4,063   $        6,318
                                                        =============   ==============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 31, 1999

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

         Although the Plan of Reorganization provides for the Debtors' emergence from bankruptcy, there can be no assurances given that the Debtors will proceed with this Plan or that the Court will confirm the Plan, or that such Plan will be consummated.

         On January 26, 2000, the Court approved a motion to extend the exclusivity period to file a plan of reorganization to March 31, 2000. This extension would accommodate potential alternative options to the Plan previously submitted on July 7, 1999.

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

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. Since the Petition Date, the Debtors had rejected leases for twenty-five store locations. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to February 28, 2000. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for leases that have been rejected and for any executory contracts that are expected to be rejected through December 31, 1999. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of December 31, 1999; the results of operations and cash flows for the periods then ended. The results of operations for the period ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

2.       DEBT:

         LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement, as amended, dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation (BTCC) as agent. The DIP Facility has been approved by the Court and includes a total commitment comprised of revolving notes of $95.0 million, an initial overadvance term note of $10.0 million and a subsequent overadvance term loan of $5.0 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

         Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The overadvanced term notes bear interest at 16.0%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0% on any outstanding letter of credit.

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable and 75% of eligible inventory (as defined in the DIP Facility). Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at January 31, 2000 was $10.6 million.

         The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The lenders under the DIP Facility also have a super-priority administrative expense claim against the estate of the Debtors. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sales of assets, capital expenditures and a prohibition on paying dividends.

         On September 16, 1999, the DIP Facility was amended to include, among other things, an extension of the DIP Facility expiration date until June 30, 2000 and a reduction in the EBITDA requirements for September and December 1999. On January 7, 2000, the DIP Facility was amended to include, among other things, an additional commitment of $5.0 million. The additional commitment was in the form of a subsequent overadvance term loan as referred to above.

         The DIP Facility expires on June 30, 2000. Levitz has not achieved the required minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant required by the DIP Facility as of December 31, 1999 and does not expect to satisfy the EBITDA level as of March 31, 2000 that the DIP Facility currently requires to be achieved at that date. BTCC, as agent, has agreed to waive the non-compliance with the EBITDA covenant at December 31 and has initiated the solicitation of approval of that waiver by members of the bank group. Management intends to negotiate with the bank group for modification of the existing EBITDA requirement at March 31, 2000. Although Management believes these negotiations will be successful, there can be no assurances given that the DIP Facility lenders will grant the amendments or waivers to the DIP Facility.

3.       LIABILITIES SUBJECT TO COMPROMISE:

         The principal categories of obligations classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts below in total may vary significantly from the stated amount of proofs of claim that have been filed with the Court and may be subject to future adjustment depending on Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

         Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                             DECEMBER 31,
                                                                 1999
                                                             (DOLLARS IN
                   LIABILITIES SUBJECT TO COMPROMISE          THOUSANDS)
                   ---------------------------------          --------
          Accounts payable, trade                             $ 38,580
          Accrued expenses                                      15,290
          13.375% Senior Notes due 10/15/98                     96,031 (1)
          9.625% Senior Subordinated Notes due 7/15/03         101,337 (1)
          Reserve for lease rejection claims                    19,787
          Executive retirement and employment agreements        17,318
          General liability claims                                 736
          Reserve for previous store closings                    1,353
          Common area maintenance                                  234
          Real estate taxes                                      1,602
          Personal property taxes                                  498
                                                              --------
                                                              $292,766
                                                              ========

         (1)     Includes accrued interest at September 4, 1997.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the Debtors reject the leases. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $16.4 million was not recorded on certain pre-petition debt for the periods ended December 31, 1999 and 1998.

4.       PRIVATE-LABEL CREDIT CARD PROGRAM:

         On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves ("Merchant Risk Reserve") retained or accumulated by Household, totaling $14.2 million at December 31, 1999, and gave administrative expense status to substantially all obligations arising under the Merchant Agreement. Both the reserves and obligations are limited to a certain maximum amount under the Merchant Agreement. Levitz funds the Merchant Risk Reserve through a reduction of 3.5% on customer accounts financed.

         At December 31, 1999, Household's portfolio balance was $478.4 million. Levitz recorded income of $22.1 million and $4.2 million for the nine month periods ended December 31, 1999 and 1998, respectively. The income recorded for the nine month period ended December 31, 1999 was derived from the Merchant Agreement with Household. The income recorded for the same period of the prior year was derived from the former agreement with General Electric Capital Corporation and the Merchant Agreement.

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

         Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. Although credit losses on a monthly basis have been lower than that reflected in Household's notice in October 1999, credit losses are significantly higher than in the first year of the program from September 1998 through August 1999. The increase in credit losses has reduced the monthly income realized from the program and has also negatively impacted cash flow from the program which is expected to continue in future periods. Levitz believes that it may be required to seek additional financing to meet its obligations under the Merchant Agreement. While Levitz believes alternatives exist to obtain such financing, there can be no assurances given that such financing will be obtained.

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

7.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                                 NINE MONTHS ENDED
                                                   DECEMBER 31,
                                               --------------------
                                                 1999         1998
                                               -------      -------

          Interest paid                        $15,461      $20,164
                                               =======      =======

          Income tax paid (refunded), net      $    97      $    63
                                               =======      =======

8.       RECLASSIFICATIONS:

         Effective March 31, 1999, Levitz elected to reclassify certain revenues in its consolidated condensed statements of operations. As a result, net sales and selling, general and administrative ("SG&A") expenses have been restated for the nine month periods ended December 31, 1999 and 1998. Levitz now reflects delivery income and miscellaneous revenue in SG&A expenses. Previously, these revenues were included in net sales. The effect of this reclassification was to reduce net sales and SG&A expenses by $12.7 million and $15.8 million for the nine month periods ended December 31, 1999 and 1998, respectively.

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

COMPARISON OF OPERATIONS

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                                            PERCENTAGE OF NET SALES
                                                   ------------------------------------------
                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
                                                   ------------------      ------------------
                                                    1999        1998        1999        1998
                                                   ------      ------      ------      ------
          Net sales                                 100.0 %     100.0 %     100.0 %     100.0 %

          Cost of sales                              55.3        59.3        56.3        57.6
                                                   ------      ------      ------      ------

          Gross profit                               44.7        40.7        43.7        42.4

          Selling, general and administrative
            expenses                                 47.3        42.7        44.6        43.6

          Depreciation and amortization               1.3         2.6         1.8         2.8

          Interest expense                            2.1         4.2         3.4         4.3
                                                   ------      ------      ------      ------

          Loss before reorganization items
            and income taxes                         (6.0)       (8.8)       (6.1)       (8.3)

          Reorganization items                       (1.5)      (10.7)       (1.9)       (8.4)
                                                   ------      ------      ------      ------

          Net loss                                   (7.5)%     (19.5)%      (8.0)%     (16.7)%
                                                   ======      ======      ======      ======

          Comparable store sales increase/
            (decrease)                                4.9 %      (5.4)%       0.5 %      (0.2)%
                                                   ======      ======      ======      ======

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

Net sales of $147.5 million for the three month period ended December 31, 1999 decreased $34.7 million or 19.0% from net sales of $182.2 million in the same period for the prior year. Comparable store net sales increased $6.8 million or 4.9%, new store net sales were $1.1 million and net sales for the forty-two closed stores for the same period of the prior year were $42.6 million.

Gross profit as a percentage of net sales increased to 44.7% for the three month period ended December 31, 1999 compared to 40.7% in the same period of the prior year. Gross profit for the three month period ended December 31, 1998 includes a write-down of excess, discontinued and damaged inventory of $4.8 million. Excluding the inventory write-down, gross profit as a percentage of net sales was 43.3% for the three month period ended December 31, 1998.

Selling, general and administrative (SG&A) expenses of $69.8 million for the period ended December 31, 1999 decreased $7.9 million or 10.2% from SG&A expenses of $77.7 million in the same period for the prior year. The reduction in SG&A expenses included $16.9 million due to the closing of forty-two stores during the last six months of Fiscal 1999. The reduction in SG&A expenses for closed stores was offset by an increase in SG&A expenses for comparable stores of $7.7 million, a $0.4 million increase for new stores and a $0.8 million increase for corporate expenses. The increase in comparable store SG&A expenses was due to an increase in: (1) advertising expense of $4.7 million for increased use of radio, TV, preprint circulars, and finance promotions under the Company's private-label credit card program; (2) salaries and benefits of $1.1 million which was primarily due to the increase in net sales; (3) occupancy of $2.7 million due to the sale-leaseback of owned property and leasehold interests; and
(4) other expenses of $2.0 million primarily associated with the inefficiencies caused by the warehouse consolidation program. The increase in comparable store SG&A expenses were offset by an increase in service fee income of $2.8 million under the Company's private-label credit card program.

Depreciation and amortization for the three month period ended December 31, 1999 decreased to $1.9 million from $4.7 million or 59.6% from the same period of the prior year. The decrease was primarily due to the closing of forty-two stores and the disposal of owned and leased properties.

Interest expense for the three month period ended December 31, 1999 decreased to $3.2 million from $7.6 million for the same period of the prior year. The decrease was primarily due to reduced borrowings under the DIP Facility as a result of sales of real estate properties and leasehold interests, the net proceeds from which were used to pay down the DIP Facility as required. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $5.5 million was not recorded on certain pre-petition unsecured debt for the three month periods ended December 31, 1999 and 1998.

Reorganization items for the three month period ended December 31, 1998 included a charge of $21.1 million for the closing of twenty-seven stores and the elimination of certain support functions. Professional fees and other expenses related to bankruptcy services rendered during the three month periods ended December 31, 1999 and 1998 were $2.2 million and $1.6 million, respectively.

Levitz has not recorded any tax benefits for the losses incurred during the periods ended December 31, 1999 and 1998. Levitz does not anticipate recording any tax provision for the remainder of Fiscal 2000, subject to changes in operating performance.

As a result of the aforementioned factors, net loss for the three month period ended December 31, 1999 amounted to $11.1 million or 7.5% of net sales as compared to net loss of $35.5 million or 19.5% of net sales for the same period of the prior year.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

Net sales of $393.8 million for the nine month period ended December 31, 1999 decreased $128.9 million or 24.7% over net sales of $522.7 million in the same period for the prior year. Comparable store net sales increased $2.4 million or 0.5%, new store sales were $2.8 million and net sales for the forty-two closed stores for the same period of the prior year were $134.1 million.

Gross profit as a percentage of net sales increased to 43.7% for the nine month period ended December 31, 1999 compared to 42.4% in the same period of the prior year. Gross profit for the nine month period ended December 31, 1998 includes a write-down of excess, discontinued and damaged inventory of $4.8 million. Excluding the inventory write-down, gross profit as a percentage of net sales was 43.3% for the nine month period ended December 31, 1998.

Selling, general and administrative ("SG&A") expenses decreased $52.5 million for the nine month period ended December 31, 1999 as compared to the same period for the prior year. The reduction in SG&A expenses included $54.8 million due to the closing of forty-two stores during the last six months of Fiscal 1999 and $1.1 million in the reduction of corporate expenses. SG&A expenses increased $0.9 million for the addition of one new store. SG&A expenses decreased in comparable stores primarily due to the increase in service fee income of $15.9 million from the Private-Label Credit Card Program. This was offset by an increase in advertising expense of $4.1 million, salaries and benefits of $1.2 million, occupancy of $2.8 million and other costs of $2.2 million. Advertising expense increased due to the increase in media promotions of $2.9 million and the increase in "interest free" promotions offered under the Company's Private-Label Credit Card Program of $1.2 million. Salaries and benefits and other expenses increased due to the inefficiencies in the implementation of the warehouse rationalization program and a realignment of store positions. Occupancy costs increased due to the sale leaseback of owned properties and the sale of leasehold interests which increased rent on leased properties.

Interest expense for the nine month period ended December 31, 1999 decreased to $13.5 million from $22.4 million for the same period of the prior year. The decrease was primarily due to reduced borrowings under the DIP Facility as a result of sales of real estate properties and leasehold interests, the net proceeds from which were used to pay down the DIP Facility as required. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $16.4 million was not recorded on certain pre-petition unsecured debt for the nine month periods ended December 31, 1999 and 1998.

Reorganization items for the nine month period ended December 31, 1999 included a charge of $3.1 million for revised estimates of continuing expenses on closed stores and idle space in continuing stores as well as an additional write-down on property held for disposal. Reorganization items for the nine month period ended December 31, 1998 included a charge of $21.1 million for the closing of fifteen stores in under-performing markets and the elimination of certain support functions and the closing of warehouses in certain locations. Also included as reorganizational items are professional fees of $4.8 million and $4.9 million for accounting, legal and consulting services provided to the Debtors and the Creditors' Committee while the Debtors are in Chapter 11 for the nine month periods ended December 31, 1999 and 1998, respectively.

Levitz has not recorded any tax benefits for the loss incurred during the nine month periods ended December 31, 1999 and 1998. Levitz does not anticipate recording any tax provision for the remainder of Fiscal 2000, subject to changes in operating performance.

Net loss for the nine month period ended December 31, 1999 was $31.7 million or 8.0% of net sales as compared to a net loss of $87.5 million or 16.7% of net sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from customer credit obligations under the Private-Label Credit Card Program by Household), trade credit and borrowings under the DIP Facility. During the nine month period ended December 31, 1999, Levitz used approximately $24.3 million of net cash flow in operations before changes in operating assets and liabilities. Changes in operating assets and liabilities further reduced net cash flow from operations by $9.7 million. Increases in inventory of $9.2 million, other assets (largely the Household Merchant Risk Reserve under the Private-Label Credit Card Program) of $8.4 million and the reduction of accrued expenses and other liabilities of $4.4 million had an unfavorable impact on cash flow. Cash flow was favorably impacted by an increase in trade payables of $11.2 million due to better payment terms with trade vendors and a decrease in customer receivables of $1.1 million. The decrease in accrued expenses was primarily due to the reduction in accrued interest of $2.1 million on the DIP Facility due to reduced borrowings, reduction in accrued real estate taxes and other taxes of $3.2 million due to the closing of stores and required pre-payment of real estate taxes under the sale-leaseback agreement, reduction of closed store reserves of $3.0 million and the reduction of other accrued operating costs of $1.3 million due to store closings.

Cash provided by investing activities for the nine month period ended December 31, 1999 includes $43.8 million of proceeds from leasehold interests or asset sales of closed facilities and $74.8 million in proceeds from sale-leaseback transactions on continuing stores. The net proceeds from which were applied as repayments to the DIP Facility as required by the agreement.

Levitz's total capital expenditures were approximately $3.9 million during the nine month period ended December 31, 1999. Levitz spent $0.3 million on renovations and equipment for one new store in Valencia, CA and $3.6 million for existing store improvements and equipment. Management plans to spend approximately $5.0 million for capital expenditures in the current fiscal year of which approximately $2.9 million is for maintenance of existing facilities.

Net cash used in financing activities amounted to $79.7 million during the nine month period ended December 31, 1999. Repayments under the DIP Facility were $78.1 million. Principal payments under long-term obligations, to include the pay off of mortgages on the sale of owned property, were $7.4 million and outstanding checks and cash overdrafts increased $5.9 million.

Debt

LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement, as amended, dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation (BTCC) as agent. The DIP Facility has been approved by the Court and includes a total commitment comprised of revolving notes of $95.0 million, an initial overadvance term note of $10.0 million and a subsequent overadvance term loan of $5.0 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide Levitz with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The overadvanced term notes bear interest at 16.0%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable and 75% of eligible inventory (as defined in the DIP Facility). Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at January 31, 2000 was $10.6 million.

The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The lenders under the DIP Facility also have a super-priority administrative expense claim against the estate of the Debtors. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sales of assets, capital expenditures and a prohibition on paying dividends.

On September 16, 1999, the DIP Facility was amended to include, among other things, an extension of the DIP Facility expiration date until June 30, 2000 and a reduction in the EBITDA requirements for September and December 1999. On January 7, 2000, the DIP Facility was amended to include, among other things, an additional commitment of $5.0 million. The additional commitment was in the form of a subsequent overadvance term loan as referred to above.

The DIP Facility expires on June 30, 2000. Levitz has failed to achieve the required minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant required by the DIP Facility as of December 31, 1999 and does not expect to satisfy the EBITDA level as of March 31, 2000 that the DIP Facility currently requires to be achieved at that date. BTCC, as agent, has agreed to waive the non-compliance with the EBITDA covenant at December 31 and has initiated the solicitation of approval of that waiver by members of the bank group. Management intends to negotiate with the Bank Group for modification of the existing EBITDA requirement at March 31, 2000. Although Management believes these negotiations will be successful, there can be no assurances given that the DIP Facility lenders will grant such amendments or waivers to the DIP Facility.

Private-Label Credit Card Program

On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves ("Merchant Risk Reserve") retained or accumulated by Household, totaling $14.2 million at December 31, 1999, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement. Both the reserves and obligations are limited to a certain maximum amount under the Merchant Agreement. Levitz funds the Merchant Risk Reserve through a reduction of 3.5% on customer accounts financed.

At December 31, 1999, Household's portfolio balance was $478.4 million. Levitz recorded income of $22.1 million and $4.2 million for the nine month periods ended December 31, 1999 and 1998, respectively. The income recorded for the nine month period ended December 31, 1999 was derived from the Merchant Agreement with Household. The income recorded for the same period of the prior year was derived from the former agreement with General Electric Capital Corporation and the Merchant Agreement.

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

Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. Although credit losses on a monthly basis have been lower than that reflected in Household's notice in October 1999, credit losses are significantly higher than in the first year of the program from September 1998 through August 1999. The increase in credit losses has reduced the monthly income realized from the program and has also negatively impacted cash flow from the program which is expected to continue in future periods. Levitz believes that it may be required to seek additional financing to meet its obligations under the Merchant Agreement. While Levitz believes alternatives exist to obtain such financing, there can be no assurances given that such financing would be obtained.

Going Concern

Levitz' liquidity in recent months has decreased as a result of continuing operating losses and increased working capital requirements, primarily related to the private label credit card program. It is likely that Levitz will need to obtain additional financing to maintain adequate liquidity. While Levitz believes alternatives exist to obtain such financing, there can be no assurances given that such financing would be obtained.

On July 7 1999, the Debtors filed a "Disclosure Statement" and a "Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"). The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan.

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

On January 26, 2000, the Court approved a motion to extend the exclusivity period to file a plan of reorganization to March 31, 2000. This extension would accommodate potential alternative options to the Plan previously submitted on July 7, 1999. After the expiration of the exclusivity period, creditors will have the right to propose alternative plans of reorganization.

PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.68: Amendment No. 14 dated as of December 14, 1999 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

                  Exhibit 10.69: Amendment No. 15 dated as of January 7, 2000 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

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

                                                LEVITZ FURNITURE CORPORATION
                                                        (Registrant)




Date:  February 14, 1999                    /s/ MICHAEL MCCREERY
                                            ------------------------------------
                                            Michael McCreery
                                            Senior Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

   NUMBER
EXHIBIT TABLE                        EXHIBIT
-------------                        -------

    10.68 Amendment No. 14 dated as of December 14, 1999 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

    10.69 Amendment No. 15 dated as of January 7, 2000 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

      27          Financial Data Schedule.