Form 10-K405
period 2000-03-31
LEVITZ FURNITURE CORP /FL/
filed 2000-07-14
CIK 58997

DRAFT II (7/11/00)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                         Commission file number 33-61534

                          Levitz Furniture Corporation
             (Exact name of registrant as specified in its charter)

              Florida                                             23-1657490
    (State or other jurisdiction                               (I.R.S. Employer
   incorporation or organization)                           Identification No.)

 7887 North Federal Highway, Boca Raton, FL                          33487-1613
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

On June 12, 2000, there were 1,000 shares of the registrant's Common Stock outstanding, with no shares held by the registrant in its treasury. As of that date all shares of such Common Stock were owned by the registrant's parent, Levitz Furniture Incorporated, a Delaware Corporation.

                      Documents Incorporated by Reference:
                                      None

The registrant meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                     PART I

ITEM 1.  BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS: (1) BANKRUPTCY COURT ACTIONS OR PROCEEDINGS RELATED TO THE BANKRUPTCY OF LFI AND ITS SUBSIDIARIES; (2) COMPETITIVE PRESSURE IN LFI'S INDUSTRY; (3) GENERAL ECONOMIC CONDITIONS; (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING LFI'S FINANCIAL STRUCTURE AND LFI'S COST OF CAPITAL AND BORROWED MONEY; (5) INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR LFI'S BUSINESS STRATEGIES; (6) CHANGES IN EFFECTIVE TAX RATES; AND (7) THE UNCERTAINTIES INHERENT IN LFI'S OPERATIONS. LFI HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K.

Chapter 11 Filing

On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI" or the "Company"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware (the "Court") under Case No. 97-1842(MFW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, LFI, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court. Because LFI is operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the existing directors and officers of LFI continue to manage the operations of LFI subject to the supervision and orders of the Court.

On May 25, 2000, the Debtors filed a "Disclosure Statement" and a "Second Amended Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. The foundation of the Plan is (i) a management agreement between Seaman Furniture Company, Inc. ("Seaman") and LFI (the "Management Agreement") and (ii) a shared services agreement between Seaman and LFI (the "Shared Services Agreement").

Under the Management Agreement, Seaman would perform the general day to day management of Levitz's stores located on the East Coast. Levitz would perform the day to day management of its stores on the West Coast. Under the Shared

Services Agreement, Seaman would provide certain services to Levitz, including:
(i) accounting, (ii) finance, (iii) advertising support, (iv) MIS and telecommunications, (v) human resources, (vi) insurance, (vii) inventory control and merchandise loss protection, (vii) real estate, (ix) legal and (x) logistic support of the merchandise program. The agreements would provide the Debtors with, among other things, cost savings, streamlined operations, and economies of scale with respect to purchasing inventory.

The Plan of Reorganization as filed provides, among other things, that as of the Plan effective date:

     (1) All holders of an allowed administrative and priority tax claim are unimpaired and unclassified, are not entitled to vote on the Plan and will receive cash or such other treatment as to which LFI and such creditor shall have agreed in writing.
     (2) All holders of an allowed other priority claim (Class 1), setoff claim (Class 2) and miscellaneous secured claim (Class 3) are unimpaired, are deemed to have accepted the Plan and, therefore not entitled to vote on the Plan and will receive cash or setoff or reinstatement or such other treatment as to which LFI and such creditor shall have agreed in writing.
     (3) All holders of a small unsecured claim (less than $20,000, Class 4) are impaired and are entitled to vote on the Plan and shall receive in cash 30% of the allowed amount of the claim.
     (4) All holders of an allowed general unsecured claim (Class 5) are impaired, are entitled to vote on the Plan and shall receive their pro rata share of the new common stock distribution of "Levitz Home Furnishings, Inc." ("LFHI"). A beneficial holder of more than one Allowed Class 5 General Unsecured Claim may elect to reduce the aggregate amount of such Claim to $20,000 and receive a single distribution as a holder of an Allowed Class 4 Small Unsecured Claim.
     (5) All holders of an allowed subordinated claim (Class 6) are impaired, are deemed to have rejected the Plan and, therefore, not entitled to vote on the Plan, and shall not receive or retain any property or interest in property on account of their subordinated claim.
     (6) All intercompany claims (Class 7) shall be cancelled, and their holders shall not receive or retain any property or interest in property on account of their intercompany claims.
     (7) All holders of Interests (the rights of any current or former holder or owner of "old equity securities" authorized and issued prior to the Plan confirmation date, Class 8) are impaired, are deemed to have rejected the Plan and, therefore, are not entitled to vote on the Plan. All Interests shall be cancelled and the Interest holders shall not receive or retain any property or interest in property on account of their Interests.

On June 23, 2000 the Chancery Court of Delaware issued a preliminary injunction prohibiting Seaman from performing or taking any further action with respect to the performance of the aforementioned Management and Shared Services agreements. While Levitz is not a party to the Chancery Court Action, this decision makes it unlikely that the Company will be able to implement the Plan of Reorganization as filed by the Company on May 25, 2000.

As a result of the Chancery Court decision, the Company is currently in the process of developing a new "stand-alone" plan of reorganization. Such plan will include measures for obtaining a working capital financing facility to replace the current revolver facility under the DIP Agreement and sources of additional capital from existing creditors and vendors which would be required to finance the Company's "stand-alone" plan. The proceeds of these arrangements would be used to support future operations. The exclusivity period for the Company to propose a Plan of Reorganization expires on September 29, 2000.

See Item 7-"Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of factors to be considered prior to the acceptance and confirmation of a new plan of reorganization.

The Company

Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz"), was organized in 1965 as a Florida corporation, is the successor to a business originally commenced in 1910 and was acquired by LFI in 1985. Levitz is one of the largest specialty retailers of furniture in the United States with, as of March 31, 2000, a chain of 64 stores serviced by 21 warehouses located in major metropolitan areas in 13 states. Levitz pioneered the warehouse-showroom concept by opening the first warehouse-showroom in 1963 in Allentown, Pennsylvania. Levitz stores generated revenues of $535.1 million in the year ended March 31, 2000 ("Fiscal 2000"). Management believes the Levitz name to be one of the most recognized in furniture retailing.

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

Levitz has experienced declining profitability and cash flows over the past several fiscal years. Reference is made to "Restructuring Activities" and Item 7
- "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of action taken with an intent to restore profitable operations.

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

Levitz offers a wide array of choices to the value-conscious consumer. The large product selection is an inducement for consumers to purchase at Levitz and differentiates Levitz from its competitors. The merchandise sales mix among product line groupings for Fiscal 2000 was upholstery/seating 45.3%, bedroom 18.2%, occasional 10.8%, dining room (formal and casual) 11.9%, bedding 10.4%, and other 3.4%. Percentage breakdowns have been relatively consistent for the past several years.

To attract consumers who prefer more customized merchandise, Levitz can special order fabrics on upholstered products from a wide variety of preselected patterns ("Choices Program"). Moreover, Levitz has enhanced its special order leather program, which allows customers to receive their merchandise generally within four weeks of purchase. During Fiscal 2000 the Choices Program represented approximately ten percent of upholstery sales for continuing stores.

Advertising and Promotion

Levitz retains independent advertising firms for creative and production services in connection with its print, radio and television advertisements. For Fiscal 2000, Levitz's advertising expenditures amounted to $88.2 million or 16.5% of net sales, as compared to $93.4 million or 14.3% of net sales, for Fiscal 1999. Advertising expenditures include promotional finance fees of $30.1 million and $28.4 million in Fiscal 2000 and 1999, respectively. Levitz's advertising seeks to attract a broader customer segment and emphasize the difference between shopping at Levitz and at other stores.

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

Store Operations

Stores

Each of Levitz's sixty-four stores feature selling space of 18,000 to 112,000 square feet. Merchandise is typically displayed in model room settings of which approximately 240 to 330 are located in each facility containing 50,000 or more square feet of selling space. Smaller facilities feature approximately 110 to 230 model room settings. Levitz's customers typically have the option to receive their merchandise at the store immediately upon purchase or within a few days or to have their merchandise delivered to their homes for a modest delivery charge. Levitz's stores are typically located within easy access of expressway interchanges or major highways and have adjacent parking facilities. Levitz opened one new store in May 1999 and relocated one store in November 1998. Levitz expects to relocate two to three additional stores in Fiscal 2001. See "Properties" for information regarding the locations of Levitz's stores.

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

Customer Credit Policies

Levitz sells its merchandise either for cash, or through bank credit cards and a private label credit card program. During Fiscal 2000 and 1999, approximately 47% and 48%, respectively, of sales at Levitz's facilities were for cash (including bank credit cards), and approximately 53% and 52%, respectively, of sales were under customer credit plans. The availability of a "private label" credit-financing program is critical to Levitz's business. Private label credit supports marketing programs and offers a convenient way for Levitz customers to spread over time the cost of furniture purchases.

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

Vendor Partnerships/Inventory

Management has established strong partnerships with its principal vendors to review new merchandise and plan promotions and marketing strategies, as well as manage inventory levels. Substantially all manufacturers have cooperative advertising budgets with Levitz. Electronic data interchange ("EDI") is an important aspect of these partnerships. Ninety-nine manufacturers currently participate in Levitz's EDI system which enables manufacturers to plan and produce goods more efficiently while making it possible for Levitz to maintain an in-stock position with less inventory. The EDI system includes the daily electronic transmission of purchase orders and bar code data to vendors and returned receipt of acknowledgements of the purchase orders from vendors. The acknowledgement authenticates, among other things, price, items and expected shipment date. The use of EDI combined with the newly implemented demand forecasting and inventory replenishment system will streamline the merchandise re-ordering process and allow Levitz to be in a better in-stock position with less inventory investment. During May 2000, 99% of all furniture purchases were made through the EDI system, as compared to 96.0% for the same month of the prior year. Levitz has eleven vendors that send invoices through EDI representing approximately 43% of all merchandise invoices sent to Levitz. This process is integrated with the accounts payable system. Levitz intends to continue working with vendors to increase the number of vendors that use EDI for invoices and also to introduce additional EDI features such as advance ship notices which are expected to enhance relations and improve efficiencies for the Company.

Levitz currently purchases merchandise from over 120 independent manufacturers. For Fiscal 2000, Levitz's top ten vendors accounted for 58.3% and 50.3% of purchases for Fiscal 2000 and 1999, respectively. Levitz has no long-term contractual commitments with any of its manufacturers, and with the exception of the disruption caused by its 1997 Chapter 11 filing, has had no difficulty in the past in obtaining merchandise for sale.

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

Levitz has completed development of the software for its radio-frequency ("RF") system which will track all merchandise movement in and out of its stores and Sales Support Centers. All furniture movement will be scanned and updated immediately in the inventory files. Testing and implementation of the software has been deferred pending consideration of changes to information systems that may arise from the Management and Shared Services Agreements with Seaman.

Competition

The home furnishings industry is a highly competitive and fragmented market with sales for furniture, bedding and decorative accessories by furniture stores in the United States estimated at $37.2 billion in 1999. According to a leading industry publication, the nation's 100 largest furniture retailers accounted for approximately 53% of all furniture sales by furniture stores in the United States in 1999. According to the same publication, in 1999 Levitz represented 1.4% of total domestic furniture sales, and was the eleventh largest specialty retailer of furniture in the United States.

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

Employees

As of March 31, 2000, Levitz had 3,140 employees, of whom 989 were engaged in sales, 382 in merchandising and display, 917 in warehouse and maintenance functions and 852 in office and administrative work. As of March 31, 2000, 2,432 of Levitz's employees were full-time and 708 were part-time. Sales personnel are paid primarily on a commission basis. Levitz's store managers and key marketing, distribution and operations personnel may receive, in addition to their base salaries, bonus compensation based upon achieving planned sales and operating performance for the location or locations for which the employee has responsibility. Certain of Levitz's national staff personnel, including officers, may receive bonuses based upon favorable operating results during the fiscal year.

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

The warehouse rationalization program is being implemented in several phases. The first phase, begun in June 1998 with the closure of the warehouse facility in the Paramus, New Jersey store was completed in June 1999. Also, during this time, 15 other warehouse facilities were shut down and the warehousing and home delivery activities for attached stores were transferred to other warehouse-showroom stores within the same or adjacent markets. At the completion of this initial phase, Levitz is operating 64 stores, which are supported by twenty-one warehouse facilities (Sales Support Centers).

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

Improved Sales Force Staffing and Management Techniques

Levitz has implemented several initiatives to improve the performance of its sales force, including: (i) hiring additional sales people at its ongoing stores since the Petition Date, increasing the number of sales people (net of terminations); (ii) reorganizing the field management structure to provide for more frequent and detailed store visits; (iii) strengthening individual store sales management; (iv) installing sophisticated sales force performance measurement tools designed to identify "best practices" within the stores and to set benchmarks for performance; and (v) testing various sales force compensation structures.

Creation of New Store Prototypes

Levitz has created a new store design prototype which features a "race-track" floor layout, as compared to the traditional "alley" design, and a more open, brighter feeling store environment with higher ceilings and more lighting. To date, the prototype has been implemented in the remodeling of stores in King of Prussia, PA, Paramus, NJ and Garden City, NY and at a relocated store in Phoenix, Arizona. The performance of these stores has improved significantly as compared to periods immediately before the implementation of the new prototype design. In addition, in May 1999 Levitz opened a new store in Valencia, California with this new design. Levitz intends to introduce additional stores in the new prototype layout over the next several years, either as new stores or as remodels of existing stores. Levitz's ability to complete such plans may be subject to Court approval and is dependent on general business conditions and the ability to finance the required capital expenditures.

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

Improved Inventory Planning Systems

Levitz has added specialized employees and dedicated software systems designed to increase the ability to forecast inventory levels and purchasing requirements and to allocate inventory to stores so as to improve the in-stock levels at the stores. The ability to better plan inventory provides Levitz significant advantages in the following ways: (i) by improving in-stock position, fewer opportunities are missed to generate sales when a customer wants to purchase an item but it is unavailable; (ii) by giving vendors more lead time on expected purchases, Levitz can realize cost savings because of the more orderly production schedules the vendors can run; and (iii) by implementing tighter controls on inventory Levitz can operate with a lower inventory investment in the stores and to transition out of discontinued items with lower mark-downs.

Merchandising Assortment Planning

Levitz is employing new planning techniques to evaluate the appropriateness of current merchandise assortment. Every category of merchandise has been evaluated to ensure the assortment achieves the desired breadth of selection considering quality, style and price and local market differentiation. The assortment plans incorporate consideration of the availability options to be provided to customers. Vendors will be selected based on their capability to most efficiently support the vendor assortment programs.

Improved Advertising Programs

Levitz has adopted a longer time horizon into planning advertising campaigns in order to better integrate merchandising planning and marketing efforts. New themes have been developed and a "new look" adopted to improve the clarity of the message to the customer on why to shop at Levitz. Research is being conducted to better understand customer profiles in markets where stores are located. This research will impact the merchandise assortment, pricing and methods Levitz will use to communicate with customers from market to market.

ITEM 2.  PROPERTIES

On March 31, 2000, Levitz operated 64 retail stores, and 21 Sales Support Centers located in major metropolitan areas in 13 states, with a concentration in California. The following table sets forth the number of retail facilities owned or leased by Levitz on March 31, 2000:

                                                               Owned      Leased

Stores with attached Sales Support Centers..................     -          21
Stores that are detached or freestanding....................     -          43

On March 31, 2000, these facilities contained a total of approximately 7,000,000 square feet, including approximately 3,100,000 square feet of selling space. Levitz also leases a 45,000 square feet facility for its corporate offices in Boca Raton, Florida and owns a 35,000 square foot facility in Pottstown, Pennsylvania which is used for accounting offices.

The following sets forth, as of March 31, 2000, the retail premises operated by
Levitz:

                   Leased Premises (2)                                          Leased Premises (Cont'd.) (2)
------------------------------------------------------------       -----------------------------------------------------
                                   Month and       Store                                       Month and       Store
Location                          Year Opened    Type (1)          Location                   Year Opened    Type (1)
------------------------------------------------------------       -----------------------------------------------------
Allentown, PA                       Sep-63          ST             Lynnwood, WA (3)             Jun-80          ST
Santa Clara, CA                     Sep-68          WS             La Puente, CA (3)            Jan-81          ST
Wilmington, DE                      Jun-69          WS             Woodbridge, NJ (3)           Jan-81          WS
San Bernardino, CA                  Aug-69          ST             Modesto, CA (3)              Nov-81          ST
Huntington Beach, CA                Nov-69          WS             Anaheim, CA                  Nov-81          ST
Sacramento, CA (3)                  Sep-70          WS             Laguna Hills, CA             Apr-83          ST
Seattle, WA                         Nov-70          WS             Pleasanton, CA               Jan-84          ST
Los Angeles, CA                     Dec-70          WS             San Carlos, CA               Apr-84          ST
Oxnard, CA (3)                      Jan-71          WS             Stockton, CA                 Jun-85          ST
San Leandro, CA (3)                 Aug-71          WS             Cerritos, CA                 Jun-85          ST
So. San Francisco, CA (3)           Aug-71          ST             Phoenix, AZ                  Nov-85          ST
Cherry Hill, NJ (3)                 Sep-71          ST             Milford, CT                  Apr-86          ST
Portland, OR (3)                    Nov-71          WS             Portland, OR (3)             Jul-86          ST
St. Paul, MN (3)                    Dec-71          WS             Reading, PA                  Jan-87          ST
Willowbrook, NJ (3)                 Dec-71          WS             Bakersfield, CA              Mar-87          ST
Minneapolis, MN (3)                 Dec-71          ST             Pinole, CA                   Dec-87          ST
San Dimas, CA                       May-72          WS             Tacoma, WA                   Jan-88          ST
Northridge, CA (3)                  Jun-72          ST             Smithtown, NY                Aug-89          ST
Fresno, CA (3)                      Aug-72          WS             Brooklyn Park, MN            Nov-89          ST
Redondo Beach, CA (3)               Aug-72          ST             Corona, CA                   Nov-89          ST
King of Prussia, PA                 Aug-72          ST             Nashua, NH                   Nov-90          ST
Mesa, AZ (3)                        Mar-73          WS             Las Vegas, NV                Aug-91          WS
Farmingdale, NY (3)                 Apr-73          WS             Glendale, AZ                 Nov-92          ST
Langhorne, PA                       May-73          WS             Victorville, CA              Dec-92          ST
Southington, CT (3)                 Aug-75          ST             Rohnert Park, CA             Mar-94          ST
Paramus, NJ (3)                     Aug-77          ST             Arroyo Grande, CA            Apr-94          ST
Garden City, NY (3)                 Aug-77          ST             Cathedral City, CA           Apr-94          ST
Dedham, MA                          Aug-77          ST             Tempe, AZ                    Jun-94          ST
Danvers, MA                         Aug-77          ST             Fremont, CA                  Aug-94          ST
Westboro, MA                        Aug-77          WS             Middle Village, NY           Oct-94          WS
Enfield, CT                         Aug-77          WS             Phoenix, AZ                  Nov-98          ST
Concord, CA                         Dec-78          ST             Valencia, CA                 May-99          ST

____________________

(1) The column refers to stores with attached Sales Support Centers ("WS") or to detached or freestanding stores ("ST").

(2) The remaining terms of the leases range from 6 months to 39 years, including renewal options. Lease payments are either fixed or fixed minimums coupled with contingent rentals based on the Consumer Price Index or a percentage of net sales.

(3) Subject to Unitary Lease described in Note 8 to the consolidated financial statements.

In addition to the above properties, as of March 31, 2000 Levitz had available for disposition one owned and five leased properties formerly operated as retail stores.

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

Plan of Reorganization Procedures

For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor has the exclusive right to propose and file a reorganization plan with the Court and an additional 60 days within which to solicit acceptances to any plan so filed (the "Exclusive Period"). The Court may increase or decrease the Exclusive Period for cause shown, and as long as the Exclusive Period continues, no other party may file a reorganization plan. The Debtors currently retain the exclusive right to propose and solicit acceptances of a plan or plans of reorganization until September 29, 2000, and December 31, 2000, respectively.

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

Litigation Regarding the Management and Shared Services Agreements

On April 26, 2000, the holders of approximately 42% of the fully diluted common stock of Seaman, commenced an action (the "Chancery Court Action") in the Court of Chancery of the State of Delaware in and for New Castle County against James Rubin, M.D. Sass Associates, Inc., Resurgence Asset Management, L.L.C., M.D. Sass Corporate Resurgence Partners, L.P., M.D. Sass Corporate Resurgence International, Ltd., Robert Symington, Byron Haney, Alan Rosenberg, Steven H. Halper, and Peter McGeough, as defendants, and against Seaman Furniture Co., Inc. as nominal defendant.

The Chancery Court Action seeks, among other things, an injunction against the Management Agreement and Shared Services Agreement between Seaman and LFI (see sections VII.C.5 and C.6 for a discussion of this agreement). Alternatively, the Chancery Court Action seeks to rescind the transactions and/or recover damages in the event that the transactions are consummated.

In response to the Chancery Court Action, on May 11, 2000, Levitz filed a complaint, initiating an adversary proceeding in the Bankruptcy Court, seeking to enjoin the Chancery Court Action. Levitz's motion to preliminary enjoin the Chancery Court Action was denied by the Bankruptcy Court after a June 6, 2000 hearing.

On June 23, 2000 the Chancery Court of Delaware issued a preliminary injunction prohibiting Seaman from performing or taking any further action with respect to the performance of the aforementioned Management and Shared Services agreements. While Levitz is not a party to the Chancery Court Action, this decision makes it unlikely that the Company will be able to implement the Plan of Reorganization as filed by the Company on May 25, 2000.

As a result of the Chancery Court decision, the Company is currently in the process of developing a new "stand-alone" plan of reorganization. Such a plan will include measures for obtaining a working capital financing facility to replace the current revolver facility under the DIP Agreement and sources of additional capital from existing creditors and vendors which would be required to finance the Company's "stand-alone" plan. The proceeds of these arrangements would be used to support future operations. The exclusivity period for the Company to propose a Plan of Reorganization expires on September 29, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of Levitz's Common Stock is owned by LFI. Prior to September 24, 1997, LFI's Common Stock was traded on the New York Stock Exchange ("NYSE"). Effective at the opening of the trading session on December 3, 1997, the NYSE formally removed from listing and registration the Common Stock of LFI pursuant to an Order, dated December 2, 1997, of the Securities and Exchange Commission granting the application for removal by the NYSE. As of June 12, 2000, there were 758 holders of record of Voting Common Stock and 7 holders of record of Non-Voting Common Stock.

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

The Plan of Reorganization as filed with the Bankruptcy Court on May 25, 2000 provides that all holders of equity securities and/or interests shall not be entitled to, and shall not, receive any property or interest in property on account of such equity or equity interest.

The range of high and low sales prices for LFI's Common Stock as reported in the New York Stock Exchange Composite Index through September 24, 1997 and as reported by the OTC Bulletin Board (OTCBB), which is a regulated quotation service, for each quarterly period after September 24, 1997 within the two most recent fiscal years, is as follows:

                  Quarter Ended                     High              Low
                  -------------                     ----             ----
                  June 30, 1998                    0.470            0.440
                  September 30, 1998               0.260            0.250
                  December 31, 1998                0.210            0.188
                  March 31, 1999                   0.210            0.190
                  June 30, 1999                    0.734            0.203
                  September 30, 1999               0.297            0.094
                  December 31, 1999                0.094            0.031
                  March 31, 2000                   0.344            0.031


ITEM 6.  SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

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

Comparable store sales have increased by 2.8% for the fiscal year ended March 31, 2000 as compared to the prior year. Comparable store sales had declined 0.1% and 6.4% for the fiscal years ended March 31, 1999 and 1998, respectively. Comparable store sales increased 9.3%, 4.7% and 6.4% in April, May and June 2000, respectively.

Operating loss was $22.6 million in Fiscal 2000, $22.0 million in Fiscal 1999 and $32.2 million in Fiscal 1998.

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                 Percent of Net Sales
                                                         --------------------------------------
                                                                 Years Ended March 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   ----------
Net sales                                                     100.0 %       100.0 %      100.0 %
Cost of sales                                                  56.6          57.6         57.5
                                                         -----------   -----------   ----------
Gross profit                                                   43.4          42.4         42.5
Selling, general and administrative expenses                   45.9          43.0         41.5
Unusual operating expenses                                        -             -          2.0
Depreciation and amortization                                   1.7           2.7          3.0
Interest expense, net                                           3.1           4.5          4.8
Reorganization items                                            5.1           6.6          6.8
                                                         -----------   -----------   ----------
Loss before income taxes                                      (12.4)        (14.4)       (15.6)
Income tax benefit                                                -             -          4.9
                                                         -----------   -----------   ----------
Loss before extraordinary items                               (12.4)        (14.4)       (10.7)
Extraordinary items                                               -             -         (0.7)
                                                         -----------   -----------   ----------
Net loss                                                      (12.4)        (14.4)       (11.4)
                                                         ===========   ===========   ==========
Comparable store sales increase/(decrease) (1)                  2.8 %        (0.1)%       (6.4)%
                                                         ===========   ===========   ==========

--------------
  (1) Comparable store sales are calculated by excluding the net sales of a store for any full month of one period if the store was not open during the same full month of the prior period.

Comparison of Operations for Fiscal 2000 to Fiscal 1999

Net sales for Fiscal 2000 decreased to $535.1 million or 18.1% from $653.1 million for Fiscal 1999. Comparable store net sales for Fiscal 2000 increased 2.8% from Fiscal 1999. The Company closed fifteen stores in June 1998 and twenty-seven stores in January 1999 in making a decision to vacate all stores in selected markets. One new store was opened in southern California in May 1999 and a clearance center located in Atlanta, GA was opened in January 2000.

Gross profit for Fiscal 2000 was $232.1 million, or 43.4% of net sales, as compared to $276.8 million, or 42.4% of net sales, for Fiscal 1999. Before an increase in shrinkage expense, the gross margin percent increased by 1.3% of net sales in fiscal 2000 as compared to fiscal 1999. The improvement in gross margin percent was primarily related to new programs introduced in the last half of fiscal 2000 designed to enhance maintained margins and the introduction in January 2000 of an expanded furniture protection warranty program. These improvements in gross margin were offset by an increase of .3% of net sales in shrinkage expense as compared to the prior year.

Total selling, general and administrative (SG&A) expenses decreased by $35.0 million or 12.5% to $245.8 million in Fiscal 2000 from $280.8 million in Fiscal 1999. Closed stores accounted for a decrease of $52.6 million, while the one new store and the Atlanta clearance center added $3.9 million in SG&A expense. Comparable corporate and store SG&A expense, exclusive of the income from the private label credit card program, increased by $25.8 million and represented 50.4% of net sales in fiscal 2000 as compared to 46.8% of net sales in the prior year. As outlined below, income from the private label credit card program increased for the year by $11.2 million over the prior year and represented 4.6% of net sales in the current year as compared to 2.4% of net sales in the prior year.

Controllable expenses for corporate overhead and comparable stores increased by $6.0 million and represented 27.2% of sales as compared to 26.8% in the prior year. Salaries and benefits increased by approximately $4.4 million over last year. While a little over one-half of that increase was related to the higher comparable store sales volume and sales incentive programs, higher non-selling labor costs were incurred due to warehouse operating inefficiencies associated with implementation of the warehouse consolidation program. Other increases in controllable expenses reflected higher shuttle and delivery expenses and demurrage charges, particularly in the east region warehouses, and an increase over last year in write-offs of aged receivables, agency labor costs and junk merchandise expense.

Corporate office and comparable store occupancy expense increased $8.3 million and represented 6.7% of sales in the current year as compared to 5.3% of sales in the prior year. The primary cause for this increase is due to the higher rent being paid on properties involved in sale/leaseback and lease assignment transactions completed in the current year. The proceeds from these transactions were used to reduce outstanding debt resulting in significantly lower interest expense. $1.8 million of the increase is due to the change in accounting for certain of the assigned leases from treatment as a capital lease in the prior year to an operating lease in the current year. Interest and depreciation expense in the current year is lower than last year due to the change in accounting for those leases.

Comparable store advertising expense, including the cost of finance discounts related to credit promotion events, increased $11.6 million and represented 16.5% of sales in the current year as compared to 14.7% of sales in the prior year. Approximately $5.0 million of the increase was related to higher media expenditures. The remaining increase was primarily due to an increase in the cost of credit promotions as the Company was more aggressive in the use of credit promotions in the current year.

Finance income from the private label credit card program increased by $11.2 million over the prior year. The Company terminated the former agreement with GE Capital and entered into a new agreement with Household Bank NA in September 1998; however, the economic terms of the new agreement were not fully effective until Household commenced servicing in December 1998. Under the Household agreement, higher interest finance charges and other fees were instituted. In addition, the share of the income stream from sale of credit insurance increased for the Company under the Household agreement as compared to the GE agreement. The year over year improvement in income from the portfolio occurred in the first six months of the current fiscal year. In the last six months, as a result of store closings, the portfolio decreased in size resulting in decreased net interest income and a higher bad debt expense. The higher bad debt expense is primarily associated with losses related to closed store portfolio accounts. The Company accrued a charge of $14.1 million which is included in reorganization expense for the estimated remaining losses on the closed store receivable portfolio which the Company is obligated to pay under its agreement with Household Bank NA.

Depreciation and amortization expenses decreased to $8.9 million in Fiscal 2000 from $17.9 million in Fiscal 1999. The reduction is primarily related to the reductions in asset values associated with closed stores.

Interest expense for Fiscal 2000 decreased to $16.8 million or 3.1% of net sales from $29.5 million or 4.5% of net sales for Fiscal 1999. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $23.1 million was not recorded on certain pre-petition debt for Fiscal years ended 2000 and 1999. Contractual interest expense of $13.3 million was not recorded for the period from September 5, 1997 through March 31, 1998.

Reorganization items represent the costs to restructure the Company during the Chapter 11 proceedings. The following costs are included for Fiscal 2000 and 1999 (dollars in millions):

                                                                 2000                1999
                                                            --------------      --------------

Store closings                                                   $    -              $   42.3
Loss (gain) on sale of property held for sale                         0.4                (5.9)
Setup reserve for HRS closed store portfolio                         14.1                   -
Adjust store closing reserve                                          3.1                   -
Setup lease rejection claims                                          1.2                   -
Adjust net realizable value of closed property                        2.3                   -
Professional fees                                                     6.3                 6.6
                                                            --------------      --------------

                                                                 $   27.4            $   43.0
                                                            ==============      ==============

Store closing charges include the write-down of assets to their net realizable value, severance pay and continuing expenses.

As a result of the aforementioned factors, the net loss was $66.9 million or 12.4% of net sales for Fiscal 2000 as compared to $94.4 million or 14.4% of net sales for Fiscal 1999.

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

Selling, general and administrative (SG&A) expenses decreased by $56.5 million or 16.8% to $280.8 million in Fiscal 1999 from $337.3 million in Fiscal 1998. The dollar decrease in SG&A expenses is primarily due to the reduction in costs attributable to the closing of forty-two stores during Fiscal 1999. The increase in SG&A in Fiscal 1999 as a percentage of net sales to 43.0% from 41.5% is due to an increase in advertising expense of 1.0%, an increase in salaries and related expenses and benefits of 0.8% as offset by an increase in the service fee income of 0.3% under Levitz's private-label credit card program.

During Fiscal 1998, LFI incurred unusual operating expenses of $1.3 million under the provisions of an employment agreement due to the termination of an officer. Additionally, LFI recorded a $5.9 million write-off of the future service revenue receivable under the GECC Agreement when Levitz was required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. During the fourth quarter of Fiscal 1998, the Company reviewed certain discontinued and/or slow moving inventory items which did not complement the new merchandise assortment. In an effort to accelerate the liquidation of these items, the Company reduced their selling prices. Included in unusual operating expenses is a $6.1 million charge reflecting the Company's adjustment to record this inventory at its estimated net realizable value. The Company also wrote off goodwill in the amount of $2.8 million.

Depreciation and amortization expenses decreased to $17.9 million in Fiscal 1999 from $24.1 million in Fiscal 1998. The decrease is primarily attributable to the suspension of depreciation on assets of the closed stores. At the same time, the assets were written down to their net realizable value.

Interest expense for Fiscal 1999 decreased to $29.5 million or 4.5% of net sales from $39.6 million or 4.9% of net sales for Fiscal 1998. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $23.1 million was not recorded on certain pre-petition debt for Fiscal years ended 2000 and 1999. Contractual interest expense of $13.3 million was not recorded for the period from September 5, 1997 through March 31, 1998.

Reorganization items represent the costs to restructure the Company during the Chapter 11 proceedings. The following costs are included for Fiscal 1999 and 1998 (dollars in millions):

                                                                1999               1998
                                                           ---------------    ---------------
Store closings                                                  $  42.3           $   23.4
Loss on sale of John M. Smyth Company Assets                        -                 22.7
Gain on sale of property held for resale                           (5.9)               -
Deferred finance fees and other                                     -                  2.5
Professional fees                                                   6.6                6.9
                                                           ---------------    ---------------
                                                                $  43.0           $   55.5
                                                           ===============    ===============



Store closing charges include the write-down of assets to their net realizable value, severance pay and continuing expenses.

During Fiscal 1998, LFI incurred an after-tax extraordinary loss of $5.8 million due to the write-off of deferred financing fees related to the previous bank credit agreements.

As a result of the aforementioned factors, the net loss was $94.4 million or 14.4% of net sales for Fiscal 1999 as compared to $93.4 million or 11.5% of net sales for Fiscal 1998.

Seasonality and Inflation

Management does not believe that seasonal variation has a significant impact on its business. LFI has generally been able to pass along any price increases relating to inflation. Accordingly, the effect of inflation, if any, on LFI's results of operations has been minor.

Liquidity and Capital Resources

Cash Flows

Levitz's primary sources of liquidity are cash flows from operations (including the proceeds from customer credit obligations under the private-label credit card program by Household), trade credit and borrowings under the DIP Facility. During Fiscal 2000, cash flow used in operating activities before changes in operating assets and liabilities was $53.4 million.

Cash flows provided by changes in operating assets and liabilities was $9.8 million for Fiscal 2000.

Net cash used in financing activities amounted to $73.4 million in Fiscal 2000, and includes net repayments under the DIP Facilities of $67.2 million, principal payments on long-term debt and capital lease obligations of $7.5 million and an increase in the cash overdraft position of $1.4 million which is reflective of the decrease in inventory levels and the timing of payments. Net cash used in financing activities amounted to $14.2 million in Fiscal 1999 and included net repayments under the credit facilities of $4.2 million, principal payments on long-term debt and capital lease obligations of $2.4 million and a decrease in cash overdraft position of $7.6 million.

Cash provided by investing activities for Fiscal 2000 includes the proceeds from the sale of eleven owned properties and leasehold interests and/or rights on eleven leased properties. Net proceeds were applied to existing mortgages, including the related accrued interest and fees; the term notes under the DIP facility; and core costs related to pre-petition liabilities.

Levitz operated 21 warehouses and 64 stores in Fiscal 2000, 27 warehouses and 64 stores in Fiscal 1999, and 58 warehouses and 105 stores in Fiscal 1998. Capital expenditures totaled approximately $4.9 million, $7.8 million and $14.1 million, respectively. Capital expenditures during Fiscal 2000 were for existing store improvements and equipment. Management plans to spend approximately $6.0 million for capital expenditures in Fiscal 2001 of which approximately $2.6 million is for maintenance of existing facilities. The recapitalization of the Company as a result of the Plan of Reorganization would permit additional capital expenditures in Fiscal 2001 primarily related to new stores and distribution center facilities. The Company's ability to implement these projects is subject to confirmation of the Plan of Reorganization.

Debt

LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Credit Corp. ("BTCC") as agent. The DIP Facility approved by the Bankruptcy Court initially provided for up to $260.0 million of availability. The DIP Facility contained revolving loans of $223.6 million and a term loan of $36.4 million. Letter of Credit obligations under the revolving DIP Facility are limited to $25.0 million. The DIP Facility has been intended to provide Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases.

Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either BTCC's prime lending rate plus 1.50% or BTCC's LIBOR rate plus 3.75%. The term note bore interest at 16%. Levitz is required to pay an unused line fee of 0.50%, and a letter of credit fee of 2.0%. Levitz paid financing fees of $3.2 million on the closing date. These financing fees were amortized over the original life of the DIP Facility.

The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible Accounts Receivable, 75% of Eligible Inventory (as both are defined in the DIP Facility).

The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of all Levitz companies. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, and a prohibition on paying dividends.

During the Chapter 11 Cases, the Company has negotitated a number of amendments to the DIP Facility. Toward the end of July 1998, the Company believed that additional availability under the revolving line of credit portion of the Company's DIP Facility was necessary as Levitz entered the fall 1998 retail buying season. Thus, the Company sought, and by Bankruptcy Court order dated September 17, 1998, obtained, an order authorizing the Company to enter into an amendment of the DIP Facility, under which they borrowed $22,000,000 under a second term loan from AG Capital Funding Partners, L.P. (as agent for and on behalf of certain affiliates and/or managed, accounts), which monies were used to reduce outstanding borrowings under the revolving line of credit portion of the Company's DIP Facility, on the same priority basis as the original term loan under the DIP Facility.

The DIP Facility was set to expire on March 5, 1999. Levitz negotiated with the Lenders and reached an agreement extending the maturity date of the loans under the DIP Facility and obtained an additional $10 million commitment (the Overadvance Term Loan) from Resurgence Partners, L.P., an affiliate of the Company's largest claim holder, the proceeds of which were available to reduce borrowings under the revolving loans under the DIP Facility. On March 2, 1999, the Bankruptcy Court approved the amendment. On May 28, 1999, the Bankruptcy Court authorized an amendment to the DIP Facility to repay the AG Capital Funding Partners Term Loans using proceeds of the Sale/Leaseback Transaction with a third party and extend the DIP Facility maturity through December 31, 1999. Thus both the original term note in the amount of $36.4 million and the second term note in the amount of $22 million, both of which had accrued interest at sixteen percent, were paid in full. Also, the maturity date of the DIP Facility was extended (by the tenth amendment to the DIP Facility) to December 31, 1999 and the commitment thereunder reduced to $125 million.

Three further amendments to the DIP Facility were approved by the Bankruptcy Court, between August and December, 1999. Previously, the DIP Facility had required that the Revolving Credit Line be repaid before any principal payments be made on the Overadvance Term Loan. On August 24, 1999, the Bankruptcy Court approved amendments that provided for principal repayment of the Overadvance Term Loan, should the Excess Availability surpass $18,000,000 for five consecutive business days; and, conversely, granting a $10,000,000 term loan, should the Excess Availability fall below $12,000,000; as well as a provision for acceleration of the Debtors' obligations under the Overadvance Term Loan under certain conditions. By final order entered on October 27, 1999, the DIP Facility was amended to: (1) extend the Expiration Date and Overadvance Maturity Date to June 30, 2000; (2) extend the Fixed Asset Sublimit to December 31, 1999;
(3) reduce the commitment on the Revolving Line of Credit to $95,000,000; (4) require the Debtors to pay an amendment fee of $150,000; and (5) and set the minimum EBITDA at $4,000,000 beginning December 31, 1999, and $9,000,000 as of March 31, 2000. On December 14, 1999, the Bankruptcy Court approved an amendment to the DIP Facility to include Levitz Furniture Company of Massachusetts, Inc. as a party subject to all the provisions of the DIP Credit Agreement. Subsequently, the Court approved amendments providing for additional overadvance loans to a total amount of $35,000,000. The Debtors pay interest monthly at an annual rate of 16% on the funded portion of the Overadvance Term Loan commitment and a monthly collateral management fee of .75%, which can be paid by issuing additional notes.

On June 21, 2000, the Bankruptcy Court approved an amendment to (i) extend the DIP Facility to December 31, 2000, (ii) decrease the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waive violations of EBITDA covenants required as of March 31, 2000, and set minimum EBITDA at ($2,000,000) and ($0) for the three and six month periods ending June 30 and September 30, 2000, and (iv) provide for an increase in the Overadvance Term Loan commitment to a total of $45 million.

In connection with a plan of reorganization, Levitz anticipates arranging exit financing before the Confirmation Date comprised of a working capital revolver with a total commitment of approximately $95,000,000. The terms, conditions, collateral requirements and borrowing availability under the working capital facility are expected to be similar to the current DIP Facility. Proceeds from the working capital revolver and from existing creditors and vendors will be used to fund the operating and working capital requirements of Levitz.

Levitz is exposed to market risk as a result of the terms of the DIP Facility which requires the Company to pay a variable interest rate based on the fluctuation of Bankers Trust Company's prime lending rate. The change in annual cash flow and earnings resulting from a 1% increase or decrease in interest rates based on outstanding borrowings at March 31, 2000 would be approximately $0.5 million assuming other variables remained constant.

The Company is currently in default of the senior notes, senior deferred coupon debentures, and senior subordinated notes, all of which are unsecured and have been classified as liabilities subject to compromise.

On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $17.3 million at March 31, 2000, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

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

At March 31, 2000, Household's portfolio balance was $452.8 million. The portfolio balance includes Levitz customer purchases through Household as well as customer accounts transferred to Household from GECC. Levitz recorded income from both the Merchant Agreement and the GECC Agreement of $24.4 million, $13.2 million and $7.9 million, respectively for the years ended March 31, 2000, 1999 and 1998. Finance income from the private label credit card program increased by $11.2 million over the prior year. The Company terminated the former agreement with GE Capital and entered into a new agreement with Household Bank NA in September 1998; however, the economic terms of the new agreement were not fully effective until Household commenced servicing in December 1998. Under the Household agreement, higher interest finance charges and other fees were instituted. In addition, the share of the income stream from sale of credit insurance increased for the Company under the Household agreement as compared to the GE agreement. The year over year improvement in income from the portfolio occurred in the first six months of the current fiscal year. In the last six months, as a result of store closings, the portfolio decreased in size resulting in decreased net interest income and a higher bad debt expense. The higher bad debt expense is primarily associated with losses related to closed store portfolio accounts. The Company accrued a charge of $14.1 million which is included in reorganization expense for the estimated remaining losses on the closed store receivable portfolio which the Company is obligated to pay under its agreement with Household Bank NA. The decrease in recorded income for the period ended March 31, as compared to the prior year was due to the write-off of $5.9 million in future revenue service fees under the GECC Agreement as explained in Note 7 to the consolidated financial statements.

Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. Levitz is also required under the Merchant Agreement to fund a merchant risk reserve of 2.5% for the first year and 3.5% thereafter of all amounts financed up to a stipulated dollar amount. The total amount in portfolio risk reserve as of March 31, 2000 was $17.3 million.

Going Concern

On May 25, 2000, the Debtors filed a "Disclosure Statement" and a "Second Amended Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. The foundation of the Plan is (i) a management agreement between Seaman Furniture Company, Inc. ("Seaman") and LFI (the "Management Agreement") and (ii) a shared services agreement between Seaman and LFI (the "Shared Services Agreement").

Under the Management Agreement, Seaman would perform the general day to day management of Levitz's stores located on the East Coast. Levitz would perform the day to day management of its stores on the West Coast. Under the Shared Services Agreement, Seaman would provide certain services to Levitz, including:
(i) accounting, (ii) finance, (iii) advertising support, (iv) MIS and telecommunications, (v) human resources, (vi) insurance, (vii) inventory control and merchandise loss protection, (vii) real estate, (ix) legal and (x) logistic support of the merchandise program. The agreements would provide the Debtors with, among other things, cost savings, streamlined operations, and economies of scale with respect to purchasing inventory.

The Plan of Reorganization as filed provides, among other things, that as of the Plan effective date:

     (1) All holders of an allowed administrative and priority tax claim are unimpaired and unclassified, are not entitled to vote on the Plan and will receive cash or such other treatment as to which LFI and such creditor shall have agreed in writing.
     (2) All holders of an allowed other priority claim (Class 1), setoff claim (Class 2) and miscellaneous secured claim (Class 3) are unimpaired, are deemed to have accepted the Plan and, therefore not entitled to vote on the Plan and will receive cash or setoff or reinstatement or such other treatment as to which LFI and such creditor shall have agreed in writing.
     (3) All holders of a small unsecured claim (less than $1,000, Class 4) are impaired and are entitled to vote on the Plan and shall receive in cash 30% of the allowed amount of the claim.
     (4) All holders of an allowed general unsecured claim (Class 5) are impaired, are entitled to vote on the Plan and shall receive their pro rata share of the new common stock distribution of "Levitz Home Furnishings, Inc." ("LFHI"). A beneficial holder of more than one Allowed Class 5 General Unsecured Claim may elect to reduce the aggregate amount of such Claim to $20,000 and receive a single distribution as a holder of an Allowed Class 4 Small Unsecured Claim.
     (5) All holders of an allowed subordinated claim (Class 6) are impaired, are deemed to have rejected the Plan and, therefore, not entitled to vote on the Plan, and shall not receive or retain any property or interest in property on account of their subordinated claim.
     (6) All intercompany claims (Class 7) shall be cancelled, and their holders shall not receive or retain any property or interest in property on account of their intercompany claims.
     (7) All holders of Interests (the rights of any current or former holder or owner of "old equity securities" authorized and issued prior to the Plan confirmation date, Class 8) are impaired, are deemed to have rejected the Plan and, therefore, are not entitled to vote on the Plan. All Interests shall be cancelled and the Interest holders shall not receive or retain any property or interest in property on account of their Interests.

On June 23, 2000 the Chancery Court of Delaware issued a preliminary injunction prohibiting Seaman from performing or taking any further action with respect to the performance of the aforementioned Management and Shared Services agreements. While Levitz is not a party to the Chancery Court Action, this decision makes it unlikely that the Company will be able to implement the Plan of Reorganization as filed by the Company on May 25, 2000.

Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Credit Corp. ("BTCC") as agent. The DIP Facility has provided Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases. The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of all Levitz companies. On June 21, 2000, the Bankruptcy Court approved an amendment to (i) extend the DIP Facility to December 31, 2000, (ii) decrease the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waive violations of EBITDA covenants required as of March 31, 2000, and set minimum EBITDA of ($2,000,000) and ($0) for the three and six month periods ending June 30 and September 30, 2000, and (iv) provide for an increase in the Overadvance Term Loan commitment to a total of $45 million. The Company does not currently have any other sources of financing to support its cash flow requirements beyond December 31, 2000.

As a result of the Chancery Court Action, the Company is currently in the process of developing a new "stand-alone" plan of reorganization. Such plan will include measures for obtaining a working capital financing facility to replace the current revolver facility under the DIP Agreement and sources of additional capital from existing creditors and vendors which would be required to finance the Company's "stand-alone" plan. The proceeds of these arrangements would be used to support future operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Presentation of Unaudited Financial Statements.........................    30

Consolidated Balance Sheets............................................    29

Consolidated Statements of Operations..................................    30

Consolidated Statements of Stockholders' Deficit.......................    31

Consolidated Statements of Cash Flows..................................    32

Notes to Consolidated Financial Statements.............................    33

                 Presentation of Unaudited Financial Statements
                              As of July 14, 2000
                              -------------------

Because of the significant uncertainties facing the Company (See Note 1 to the Consolidated Financial Statements), Arthur Andersen LLP, the Company's independent auditors, have not been able, as of the above date, to express an opinion on the accompanying consolidated balance sheets of Levitz Furniture Incorporated (a Delaware corporation) and subsidiaries, debtor-in-possession (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended March 31, 2000.

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

                                 LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands, except share data)
                                                                                           March 31,
                                                                                  ----------------------------
                                                                                     2000            1999
                                                                                  ------------   -------------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   2,891       $   3,046
  Receivables                                                                          21,340          21,861
  Inventories                                                                          80,293          84,232
  Deposits and prepaid expenses                                                         4,347           4,432
  Property under agreement of sale                                                          -          95,571
                                                                                  ------------   -------------
    Total current assets                                                              108,871         209,142
                                                                                  ------------   -------------
PROPERTY AND EQUIPMENT:
  Land                                                                                     90           3,890
  Buildings and building improvements                                                     377           5,860
  Leasehold improvements                                                               35,414          31,616
  Store, warehouse and transportation
    equipment                                                                          50,196          43,243
                                                                                  ------------   -------------
                                                                                       86,077          84,609
  Less-Accumulated depreciation and
    amortization                                                                       52,002          45,742
                                                                                  ------------   -------------
                                                                                       34,075          38,867
  Property under capital leases, net of
    accumulated amortization of $27,610
    in 1999 and $85,623 in 1998                                                        27,772          33,303
                                                                                  ------------   -------------
                                                                                       61,847          72,170
                                                                                  ------------   -------------
OTHER ASSETS:
  Intangible leasehold interests                                                        5,085           5,637
  Property held for disposal                                                            2,250          32,469
  Deferred income taxes                                                                     -           5,385
  Other                                                                                21,321           9,764
                                                                                  ------------   -------------
                                                                                       28,656          53,255
                                                                                  ------------   -------------
                                                                                    $ 199,374       $ 334,567
                                                                                  ============   =============

                  LIABILITIES AND STOCKHOLDER'S DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
  Cash overdrafts                                                                   $  10,210       $   8,823
  Current portion of long-term debt                                                         -           6,962
  Current portion of obligations under capital leases                                     351           9,846
  Accounts payable, trade                                                              23,558          23,060
  Accrued expenses and other liabilities                                               84,491          73,979
  Payable to parent                                                                    13,622          13,635
  Deferred income taxes                                                                     -          11,696
  DIP Facility                                                                         77,392         144,618
                                                                                  ------------   -------------
    Total current liabilities                                                         209,624         292,619
                                                                                  ------------   -------------
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                               25,946          29,368
                                                                                  ------------   -------------
OTHER NONCURRENT LIABILITIES                                                           15,078           4,290
                                                                                  ------------   -------------
DEFERRED INCOME TAXES                                                                   6,173               -
                                                                                  ------------   -------------
LIABILITIES SUBJECT TO COMPROMISE                                                     293,708         292,609
                                                                                  ------------   -------------
COMMITMENTS AND CONTINGENCIES (See Note 13)

STOCKHOLDER'S DEFICIT:
  Common stock                                                                              1               1
  Capital in excess of par                                                             58,453          58,453
  Retained earnings (deficit)                                                        (409,609)       (342,773)
                                                                                  ------------   -------------
      Total stockholder's deficit                                                    (351,155)       (284,319)
                                                                                  ------------   -------------
                                                                                    $ 199,374       $ 334,567
                                                                                  ============   =============

   The accompanying notes are an integral part of these financial statements.

                           LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands, except share data)

                                                                 Years Ended March 31,
                                                      --------------------------------------------
                                                          2000           1999            1998
                                                      -------------  --------------  -------------
NET SALES                                                $ 535,052       $ 653,100      $ 812,948
                                                      -------------  --------------  -------------
COSTS AND EXPENSES:
  Cost of sales                                            303,016         376,327        467,591
  Selling, general and administrative expenses             245,794         280,778        337,231
  Unusual operating expenses                                     -               -         16,151
  Charge for store closings                                      -               -              -
  Depreciation and amortization                              8,862          17,948         24,093
  Interest expense, net                                     16,822          29,477         38,974
                                                      -------------  --------------  -------------
                                                           574,494         704,530        884,040
                                                      -------------  --------------  -------------

LOSS BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                             (39,442)        (51,430)       (71,092)

REORGANIZATION ITEMS:
  Loss on store closings and other                          21,132          36,359         33,649
  Acceleration of goodwill amortization                          -               -         14,975
  Professional fees                                          6,262           6,623          6,888
                                                      -------------  --------------  -------------
    Total                                                   27,394          42,982         55,512
                                                      -------------  --------------  -------------

LOSS BEFORE INCOME TAXES                                   (66,836)        (94,412)      (126,604)

INCOME TAX (BENEFIT)                                             -               -        (39,437)
                                                      -------------  --------------  -------------

LOSS BEFORE EXTRAORDINARY ITEMS                            (66,836)        (94,412)       (87,167)

EXTRAORDINARY ITEMS, NET OF TAX
  BENEFIT OF $2,630 IN 1998 AND $1,090 IN 1997                   -               -         (5,805)
                                                      -------------  --------------  -------------

NET LOSS                                                 $ (66,836)      $ (94,412)     $ (92,972)
                                                      =============  ==============  =============
LOSS PER COMMON SHARE:
  Loss before extraordinary items                        $ (66,836)      $ (94,412)     $ (87,167)
  Extraordinary items                                            -               -         (5,805)
                                                      -------------  --------------  -------------

NET LOSS                                                 $ (66,836)      $ (94,412)     $ (92,972)
                                                      =============  ==============  =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         1,000           1,000          1,000
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

                                   LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                                    (Dollars in thousands, except share data)


                                                  Common Stock          Capital      Retained          Minimum
                                            ------------------------   in Excess     Earnings          Pension
                                               Shares       Amount      of Par       (Deficit)        Liability
                                            -------------  ---------  -----------  -------------    --------------
BALANCE, MARCH 31, 1997                            1,000     $    1     $ 58,453     $ (155,389)          $  (637)

Net loss                                               -          -            -        (92,972)                -

Elimination of minimum pension liability               -          -            -              -               637
                                            -------------  ---------  -----------  -------------    --------------

BALANCE, MARCH 31, 1998                            1,000          1       58,453       (248,361)                -

Net loss                                               -          -            -        (94,412)
                                            -------------  ---------  -----------  -------------    --------------

BALANCE, MARCH 31, 1999                            1,000          1       58,453       (342,773)                -

Net loss                                               -          -            -        (66,836)                -
                                            -------------  ---------  -----------  -------------    --------------

BALANCE, MARCH 31, 2000                            1,000     $    1     $ 58,453     $ (409,609)          $     -
                                            =============  =========  ===========  =============    ==============

   The accompanying notes are an integral part of these financial statements.

                                     LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (Dollars in thousands)


                                                                                    Years Ended March 31,
                                                                        -----------------------------------------------
                                                                            2000            1999              1998
                                                                        ------------   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(66,836)       $ (94,412)        $ (92,972)
                                                                        ------------   --------------    --------------
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                            5,377           10,750            14,421
      Amortization                                                            3,485            7,198             9,672
      Amortization of deferred financing fees                                     -            2,061             2,318
      Pension expense (income)                                                  (58)             310               901
      Loss (gain) on disposal of property and equipment                         (29)              58               (39)
      Other                                                                       -              390             6,146
      Deferred tax benefit                                                        -              (53)          (42,174)
      Extraordinary loss related to early redemption
        of debt, before tax benefit                                               -                -             8,435
      Inventory write-down                                                        -            4,836             6,124
      Goodwill write-off                                                          -                -             2,810
      Reorganization items                                                    4,692           21,853            45,532
      Change in operating assets and liabilities:
        Decrease (increase) in:
          Receivables                                                           521            3,553             6,265
          Inventories                                                         3,939           46,065            19,376
          Deposits and prepaid expenses                                          85           (1,380)              (49)
          Other, net                                                        (11,495)          (4,372)              229
        Increase (decrease) in:
          Accounts payable, trade                                               879           (9,144)           (2,320)
          Accrued expenses and other liabilities                              9,224           10,828            (4,871)
          Payable to parent                                                    (151)             268             3,348
          Other noncurrent liabilities                                        6,818              119              (305)
                                                                        ------------   --------------    --------------
             Total adjustments                                               23,287           93,340            75,819
                                                                        ------------   --------------    --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (43,549)          (1,072)          (17,153)
                                                                        ------------   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (4,863)          (7,768)          (14,130)
  Proceeds from sale of property and equipment
    and other assets                                                        121,640           20,685            46,775
                                                                        ------------   --------------    --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         116,777           12,917            32,645
                                                                        ------------   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                                        628,447          840,799           990,740
  Repayments under credit facilities                                       (695,673)        (844,951)         (992,189)
  Principal payments on long-term debt                                       (6,962)            (145)           (8,503)
  Principal payments under capital lease obligations                           (582)          (2,269)           (3,174)
  (Decrease) increase in cash overdrafts                                      1,387           (7,572)           (3,129)
  Payment of deferred financing fees                                              -                -            (3,165)
                                                                        ------------   --------------    --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (73,383)         (14,138)          (19,420)
                                                                        ------------   --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (155)          (2,293)           (3,928)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  3,046            5,339             9,267
                                                                        ------------   --------------    --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 2,891          $ 3,046           $ 5,339
                                                                        ============   ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


1.       CHAPTER 11 PROCEEDINGS AND BASIS OF FINANCIAL STATEMENTS PRESENTATION:

         On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court (the "Court") for the District of Delaware, Wilmington, Delaware under Case No. 97-1842(MFW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, LFI, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court. Because LFI is operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the existing directors and officers of LFI continue to manage the operations of LFI subject to the supervision and orders of the Court.

         Certain subsidiaries were not included in the Chapter 11 filings. These subsidiaries are inactive and the results of their operations and financial position are not material to the consolidated financial statements.

         On May 25, 2000, the Debtors filed a "Disclosure Statement" and a "Second Amended Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. The foundation of the Plan is (i) a management agreement between Seaman Furniture Company, Inc. ("Seaman") and LFI (the "Management Agreement") and (ii) a shared services agreement between Seaman and LFI (the "Shared Services Agreement").

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         Under the Management Agreement, Seaman would perform the general day to day management of Levitz's stores located on the East Coast. Levitz would perform the day to day management of its stores on the West Coast. Under the Shared Services Agreement, Seaman would provide certain services to Levitz, including: (i) accounting, (ii) finance,
         (iii) advertising support, (iv) MIS and telecommunications, (v) human resources, (vi) insurance, (vii) inventory control and merchandise loss protection, (vii) real estate, (ix) legal and (x) logistic support of the merchandise program. The agreements would provide the Debtors with, among other things, cost savings, streamlined operations, and economies of scale with respect to purchasing inventory.

         The Plan of Reorganization provides, among other things, that as of the Plan effective date:

               (1) All holders of an allowed administrative and priority tax claim are unimpaired and unclassified, are not entitled to vote on the Plan and will receive cash or such other treatment as to which LFI and such creditor shall have agreed in writing.
               (2) All holders of an allowed other priority claim (Class 1), setoff claim (Class 2) and miscellaneous secured claim (Class 3) are unimpaired, are deemed to have accepted the Plan and, therefore not entitled to vote on the Plan and will receive cash or setoff or reinstatement or such other treatment as to which LFI and such creditor shall have agreed in writing.
               (3) All holders of a small unsecured claim (less than $1,000, Class 4) are impaired and are entitled to vote on the Plan and shall receive in cash 30% of the allowed amount of the claim.
               (4) All holders of an allowed general unsecured claim (Class 5) are impaired, are entitled to vote on the Plan and shall receive their pro rata share of the new common stock distribution of "Levitz Home Furnishings, Inc." ("LFHI"). A beneficial holder of more than one Allowed Class 5 General Unsecured Claim may elect to reduce the aggregate amount of such Claim to $20,000 and receive a single distribution as a holder of an Allowed Class 4 Small Unsecured Claim.
               (5)  All holders of an allowed subordinated claim (Class 6) are impaired, are deemed to have rejected the Plan and,
                    therefore, not entitled to vote on the Plan, and shall not receive or retain any property or interest in property on account of their subordinated claim.
               (6) All intercompany claims (Class 7) shall be cancelled, and their holders shall not receive or retain any property or interest in property on account of their intercompany claims.
               (7) All holders of Interests (the rights of any current or former holder or owner of "old equity securities" authorized and issued prior to the Plan confirmation date, Class 8) are impaired, are deemed to have rejected the Plan and, therefore, are not entitled to vote on the Plan. All Interests shall be cancelled and the Interest holders shall not receive or retain any property or interest in property on account of their Interests.

         On June 23, 2000 the Chancery Court of Delaware issued a preliminary injunction prohibiting Seaman from performing or taking any further action with respect to the performance of the aforementioned Management and Shared Services agreements. While Levitz is not a party to the Chancery Court Action, this decision makes it unlikely that the Company will be able to implement the Plan of Reorganization as filed by the Company on May 25, 2000.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Credit Corp. ("BTCC") as agent. The DIP Facility has provided Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases. The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of all Levitz companies. On June 21, 2000, the Bankruptcy Court approved an amendment to (i) extend the DIP Facility to December 31, 2000, (ii) decrease the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waive violations of EBITDA covenants required as of March 31, 2000, and set minimum EBITDA at ($2,000,000) and ($0) for the three and six month periods ended June 30 and September 30, 2000, and (iv) provide for an increase in the Overadvance Term Loan commitment to a total of $45 million. The Company does not currently have any other sources of financing to support its cash flow requirements beyond December 31, 2000.

         As a result of the Chancery Court Decision, the Company is currently in the process of developing a new "stand-alone" plan of reorganization. Such plan will include measures for obtaining a working capital financing facility to replace the current revolver facility under the DIP Agreement and sources of additional capital from existing creditors and vendors which would be required to finance the Company's "stand-alone" plan. The proceeds of these arrangements would be used to support future operations. The exlusivity period for the Company to propose a plan of reorganization expires on September 29, 2000.

         The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including LFI's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

         The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

         In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. LFI has notified all known claimants subject to the August 10, 1998 bar date of their need to file a proof of claim with the Court. A bar date is the date by which claims against LFI must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and will be either amicably resolved or adjudicated before the Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of March 31, 2000, the Debtors had rejected leases for 27 store locations, reached agreement with the landlord on seven store locations to terminate without liability and assumed and assigned leases on 37 store locations without liability. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to August 28, 2000. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for the stores that have been closed through March 31, 2000. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

2.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Description of Business

         Levitz Furniture Corporation (Levitz), a Florida Corporation, was acquired by Levitz Furniture Corporation (LFI) in 1985. Levitz is a specialty retailer of furniture with a chain of 64 stores and 21 sales support centers located in major metropolitan areas in 13 states.

         Principles of Consolidation

         The consolidated financial statements include the accounts of LFI and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         Revenue Recognition Policy

         Levitz currently recognizes revenue at the time a sales order is written and the following conditions are met: the merchandise is in stock and is available for sale; for a credit sale, the credit is unconditionally approved; and for items requested to be delivered by a customer, a firm delivery date is set, and a minimum down payment is received. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Upon the emergence from Chapter 11, or no later than January 1, 2001, the Company will change its method of accounting to record merchandise sales upon delivery of merchandise to customers, rather than prior to delivery, in order to be consistent with the provisions of SAB 101. Had the Company elected to adopt SAB 101 at March 31, 2000, the pre-tax amount of the one-time non-cash charge is estimated to have been between $4.0 - $6.0 million. The cumulative effect of the change represents the deferral of previously recorded revenue, net of direct costs, related to merchandise that had not been delivered to the customer as of March 31, 2000. This change in accounting will impact future interim and fiscal year reporting periods based on seasonal trends in sales and corresponding delivery cycles. However, there will be no impact on the Company's cash flows from operations as a result of this change.

         Cash, Cash Equivalents and Cash Overdrafts

         All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Cash overdrafts include checks outstanding that do not have the right of offset with cash and cash equivalents. The carrying value approximates fair value because of the short maturity of those instruments.

         Inventories

         Inventories of furniture and accessories are stated at the lower of cost or market. In December 1998, the Company reviewed certain discontinued and/or slower moving inventory as well as damaged inventory items. Included in cost of sales is a $4.8 million charge reflecting the Company's adjustment to record this inventory at its estimated net realizable value. Cost is determined using the last-in, first-out (LIFO) method. Inventories valued on the LIFO cost method were approximately $9.1 million and $8.8 million lower than first-in, first-out (FIFO) costs at March 31, 2000 and 1999, respectively.

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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


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

         Property Held for Disposal

         Property held for disposal represents the net book value or net realizable value of land, buildings, leasehold improvements and leasehold interests associated with closed facilities. Property held for disposal was $2.3 million and $32.5 million at March 31, 2000 and 1999, respectively and is classified in other assets.

         Intangible Leasehold Interests

         Intangible leasehold interests represent the value associated with renewal terms of capital leases and original and renewal terms of operating leases acquired by Levitz at rents below market value. Intangible leasehold interests are amortized by the straight-line method over the original and renewal terms of the related leases. Accumulated amortization related to intangible leasehold interests was $10.8 million and $9.1 million as of March 31, 2000 and 1999, respectively.

         Income Taxes

         Levitz accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Levitz's financial statements or tax returns. In estimating future tax consequences, Levitz generally considers all expected future events other than enactment of changes in the tax laws or rates. The income tax benefit generated as a result of the net loss during the years ended March 31, 2000 and 1999 was fully offset by a valuation allowance.

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

         Advertising Expenses

         Levitz expenses all advertising costs the first time the advertising takes place including direct-response advertising. Advertising expense for fiscal years ended March 31, 2000, 1999 and 1998 was $88.2 million,

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         $93.4 million and $108.1 million, respectively. Advertising expenditures include promotional financing fees of $30.1 million, $28.4 million and $27.2 million for fiscal years ended March 31, 2000, 1999 and 1998, respectively.

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

         Self Insurance

         Levitz is generally self-insured up to a maximum of $0.2 million to $0.3 million for losses and liabilities related to worker's compensation, health and welfare claims and comprehensive general, product and vehicle liability. Losses are accrued based upon Levitz's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on LFI's experience.

         Earnings Per Share

         Loss per common share is based on the weighted average number of common shares outstanding during each year of 1,000 shares.

         Reclassifications

         Effective March 31, 1999, Levitz elected to reclassify certain revenues in its consolidated statements of operations. As a result, net sales, and selling, general and administrative ("SG&A") expenses have been restated for the fiscal years ended March 31, 1999 and 1998. Levitz now reflects delivery income and miscellaneous revenue in SG&A expenses. Previously, these revenues were included in net sales. The effect of this reclassification was to reduce net sales and SG&A expenses by $19.8 million and $23.9 million for the fiscal years ended March 31, 1999 and 1998, respectively.

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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                                 March 31,
                                                                   2000
                                                                (Dollars in
                  Liabilities Subject to Compromise             thousands)
                  ---------------------------------             ----------

         Accounts payable, trade                                 $ 38,901
         Accrued expenses                                          15,313
         13.375% Senior Notes due 10/15/98                         96,031  (1)
         9.625% Senior Subordinated Notes due 7/15/03             101,337  (1)
         Reserve for lease rejection claims                        20,432
         Executive retirement and employment agreements            17,359  (2)
         General liability claims                                     736
         Reserve for previous store closings                        1,353
         Common area maintenance                                      234
         Real estate taxes                                          1,508
         Personal property taxes                                      504
                                                                 --------
                                                                 $293,708
                                                                 ========


         (1)  Includes accrued interest at September 4, 1997.
         (2) Includes $15,824 related to employee benefits and agreements which were assumed by a creditor in fiscal 1999.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $23.1 million was not recorded on certain prepetition debt for Fiscal years ended 2000 and 1999. Contractual interest expense of $13.3 million was not recorded for the period from September 5, 1997 through March 31, 1998.

4.       REORGANIZATION ITEMS:

         Reorganization items represent the costs to restructure the Company during the Chapter 11 proceedings. Store closing charges include the write-down of assets to their net realizable value, severance pay and continuing expenses. The following costs are included for Fiscal 2000, 1999 and 1998 (dollars in millions):

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


                                               2000      1999       1998
                                             --------  --------   --------

         Store closings                      $   -     $  42.3    $  23.4
         Deferred financing fees and
           other                                 -         -          2.5
         Loss (gain) on sale of property
           held for sale                         0.4      (5.9)       -
         Reserve for HRS closed
           store portfolio                      14.1       -          -
         Store closing reserve                   3.1       -          -
         Lease rejection claims                  1.2       -          -
         Adjust net realizable value of
           closed property                       2.3       -          -
         Loss on sale of John M. Smyth
           Company Assets                        -         -         22.7
         Professional fees                       6.3       6.6        6.9
                                             --------  --------   --------

                                             $  27.4   $  43.0    $  55.5
                                             ========  ========   ========

         In Fiscal 2000, the Company accrued a charge of $14.1 million related to the estimated remaining losses on the closed store receivable portfolio which the Company is obligated to pay under its agreement with Household Bank NA. In addition, as a result of unanticipated closing costs, the holding of certain properties longer than originally estimated, and unfavorable lease rejection costs, the Company increased the related reserves by $3.1 million, $1.2 million and $2.3 million respectively. Professional fees remained consistent with prior years.

         In Fiscal 1999, LFI closed forty-two stores in under-performing or non-strategic markets. Fifteen stores were closed in June 1998 and twenty-seven stores were closed in January 1999. In addition to the store closings, certain support functions were or are being eliminated over a period of time and fifteen warehouses, as part of the "Warehouse Rationalization Program", were closed where another warehouse in the same or adjacent market could service the store. The pre-tax charge for store and warehouse closings and the elimination of certain support functions was $42.3 million which included non-cash charges of $17.8 million for the write-down of assets to their net realizable values net of capital lease obligations of $14.7 million, $7.6 million loss on the sale of inventory to liquidators and anticipated lease rejection claims of $4.3 million. Cash charges include severance pay of $3.3 million and continuing expenses of $9.3 million.

         During Fiscal 1999, LFI recognized $5.9 million in gains on the sale of eight previously closed stores. The gains were recorded as reorganizational items.

         During October 1997, the Court approved a motion for Levitz to close eighteen stores in under-performing markets. The Company recorded a pre-tax charge of $23.8 million associated with the closing of these stores. The charge included non-cash items for the write-down of property, capital lease assets, furniture and fixtures to their net realizable values of $18.9 million, the loss on sale of inventory through liquidation in the amount $1.5 million and the write-down of other assets in the amount of $0.8 million. Cash items include severance pay of $1.6 million and continuing expenses of $1.0 million. Additional non-cash reorganization items written off at the same time included acceleration of goodwill amortization of $4.7 million and deferred financing fees of $2.5 million. As of March 31, 2000 approximately $2.6 million of this closing reserve remained.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         On January 9, 1998, Levitz sold substantially all of the assets of the John M. Smyth Company ("JMS"), a wholly-owned subsidiary of Levitz, which then operated five store locations in the Chicago, Illinois vicinity. The gross proceeds from the sale, which includes reimbursed amounts, were approximately $35.6 million. The proceeds were used to pay mortgages, accounts payable, accrued liabilities and reduce borrowings under the DIP Facilities. In December 1997, Levitz incurred a charge of $18.0 million on the sale and closing of the JMS facilities. The charge included non-cash items for loss on sale of property and equipment of $5.0 million, acceleration of goodwill amortization of $10.3 million, lease rejection claims of $1.6 million and write-off of other assets of $0.2 million. The charge included cash items of $0.3 million for severance pay and $0.6 million for continuing expenses. At March 31, 2000, the reserve was fully amortized.

         Net sales and operating loss) (exclusive of certain central office expense allocations and prior to interest expense, income taxes and reorganization items) from the forty-two stores closed in Fiscal 1999, and the twenty-four stores closed or disposed of during Fiscal 1998 were (in 000's):

                                                 1999            1998
                                           ----------------  --------------

         Net sales                             $ 138,257      $ 299,073

         Operating (loss)                         (2,879)       (24,044)


         Professional fees include accounting, legal and consulting services provided to LFI and the Creditors' Committee which, subject to Court approval, are required to be paid by Levitz while it is in Chapter 11.

5.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                                 2000           1999            1998
                                            -------------   -------------   -------------
         Cash paid/(received) during
           the year for:
             Interest                          $18,391        $26,152         $37,853
             Income tax (refunds), net             110             36          (2,417)

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


6.       DEBT:

         Outstanding balances under debt arrangements are as follows (dollars in thousands):

                                                                           March 31,                 Maturity
                                                                  -----------------------------    Year Ending
                                                      Rate            2000           1999            March 31
                                                                  -------------  --------------  -----------------
          DIP Facilities                            Variable         $  77,392      $  144,618         2000
          Senior notes                              13.375%             91,267          91,267         1999
          Senior subordinated notes                  9.625%            100,000         100,000         2004
          Mortgages                                8.375%-13%                -           6,962     2003 to 2006
                                                                  -------------  --------------
                                                                       268,659         342,847
          Less -
          Current portion of long-
            term debt                                                      -             6,962
          DIP Facilities classified
            as current                                                  77,392         144,618
          Unsecured debt reclassified
            as subject to compromise                                   191,267         191,267
                                                                  -------------  --------------
                                                                     $     -        $      -
                                                                  =============  ==============

         LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Credit Corp. ("BTCC") as agent. The DIP Facility approved by the Bankruptcy Court initially provided for up to $260.0 million of availability. The DIP Facility contained revolving loans of $223.6 million and a term loan of $36.4 million. Letter of Credit obligations under the revolving DIP Facility are limited to $25.0 million. The DIP Facility has been intended to provide Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases.

         Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either BTCC's prime lending rate plus 1.50% or BTCC's LIBOR rate plus 3.75%. The term note bore interest at 16%. Levitz is required to pay an unused line fee of 0.50%, and a letter of credit fee of 2.0%. Levitz paid financing fees of $3.2 million on the closing date. These financing fees were amortized over the original life of the DIP Facility.

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible Accounts Receivable, 75% of Eligible Inventory (as both are defined in the DIP Facility).

         The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of all Levitz companies. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, and a prohibition on paying dividends.

         During the Chapter 11 Cases, the Company negotitated several amendments to the DIP Facility. Toward the end of July 1998, the Company believed

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         that additional availability under the revolving line of credit portion of the Company's DIP Facility was necessary as Levitz entered the fall 1998 retail buying season. Thus, the Company sought, and by Bankruptcy Court order dated September 17, 1998, obtained, an order authorizing the Company to enter into an amendment of the DIP Facility, under which they borrowed $22,000,000 under a second term loan from AG Capital Funding Partners, L.P. (as agent for and on behalf of certain affiliates and/or managed, accounts), which monies were used to reduce outstanding borrowings under the revolving line of credit portion of the Company's DIP Facility, on the same priority basis as the original term loan under the DIP Facility.

         The DIP Facility was set to expire on March 5, 1999. Levitz negotiated with the Lenders and reached an agreement extending the maturity date of the loans under the DIP Facility and obtained an additional $10 million commitment from Resurgence Partners, L.P., an affiliate of the Company's largest claim holder, the proceeds of which were available to reduce borrowings under the revolving loans under the DIP Facility. On March 2, 1999, the Bankruptcy Court approved the amendment. On May 28, 1999, the Bankruptcy Court authorized an amendment to the DIP Facility to repay the Term Loans using proceeds of the Sale/Leaseback Transaction with a third party and extend the DIP Facility maturity through December 31, 1999. Thus both the original term note in the amount of $36.4 million and the second term note in the amount of $22 million, both of which had accrued interest at sixteen percent, were paid in full. Also, the maturity date of the DIP Facility was extended (by the tenth amendment to the DIP Facility) to December 31, 1999 and the commitment thereunder reduced to $125 million.

         Three further amendments to the DIP Facility were approved by the Bankruptcy Court, between August and December, 1999. Previously, the DIP Facility had required that the Revolving Credit Line be repaid before any principal payments be made on the Overadvance Term Loan. On August 24, 1999, the Bankruptcy Court approved amendments that provided for principal repayment of the Overadvance Term Loan, should the Excess Availability surpass $18,000,000 for five consecutive business days; and, conversely, granting a $10,000,000 term loan, should the Excess Availability fall below $12,000,000; as well as a provision for acceleration of the Debtors' obligations under the Overadvance Term Loan under certain conditions. By final order entered on October 27, 1999, the DIP Facility was amended to: (1) extend the Expiration Date and Overadvance Maturity Date to June 30, 2000; (2) extend the Fixed Asset Sublimit to December 31, 1999; (3) reduce the commitment on the Revolving Line of Credit to $95,000,000; (4) require the Debtors to pay an amendment fee of $150,000; and (5) and set the minimum EBITDA at $4,000,000 beginning December 31, 1999, and $9,000,000 as of March 31,
         2000. On December 14, 1999, the Bankruptcy Court approved an amendment to the DIP Facility to include Levitz Furniture Company of Massachusetts, Inc. as a party subject to all the provisions of the DIP Credit Agreement. Subsequently, the Court approved amendments providing for additional overadvance loans to a total amount of $35,000,000. The Debtors pay interest monthly at an annual rate of 16% on the funded portion of the Overadvance Term Loan commitment and a monthly collateral management fee of .75%, which can be paid by issuing additional notes.

         On June 21, 2000, the Bankruptcy Court approved an amendment to (i) extend the DIP Facility to December 31, 2000, (ii) decrease the availability of the Revolving Loans and Letters of Credit to no more

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         than $85 million, (iii) waive violations of EBITDA covenants required as of March 31, 2000, and set minimum EBITDA at ($2,000,000) and ($0) for the three and six month periods ending June 30 and September 30, 2000, and (iv) provide for an increase in the Overadvance Term Loan commitment to a total of $45 million.

         Levitz is exposed to market risk as a result of the terms of the DIP Facility which requires the Company to pay a variable interest rate based on the fluctuation of Bankers Trust Company's prime lending rate. The change in annual cash flow and earnings resulting from a 1% increase or decrease in interest rates based on outstanding borrowings at March 31, 2000 would be approximately $0.5 million assuming other variables remained constant.

         At March 31, 1999, all mortgages were classified as current due to the Sale-Leaseback Transaction and Bulk Sale Transaction as described in
         Note 8 to the consolidated financial statements. All mortgages have been paid from the proceeds of both transactions.

         The Company is currently in default of the senior notes, senior deferred coupon debentures, and senior subordinated notes, all of which are unsecured and have been classified as liabilities subject to compromise.

7.       UNUSUAL OPERATING EXPENSES:

         During Fiscal 1998, upon the resignation of an officer, Levitz accrued severance costs (i.e., future payroll and employee benefit) of $1.3 million under the provisions of an employment agreement. Additionally, Levitz recorded a $5.9 million write-off of the future service revenue receivable under the GECC Agreement when Levitz was required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. The charges increased the net loss by $5.0 million or $0.17 per share.

         During the fourth quarter of Fiscal 1998, the Company reviewed certain discontinued and/or slow moving inventory items that did not complement the new merchandise assortment. In an effort to accelerate the liquidation of these items, the Company reduced their selling prices. Included in unusual operating expenses is a $6.1 million charge reflecting the Company's adjustment to record this inventory at its estimated net realizable value. The Company also wrote off goodwill in the amount of $2.8 million. The charges increased the net loss by $6.1 million or $0.20 per share.

8.       LEASING ARRANGEMENTS:

         Levitz leases its facilities generally under non-cancelable leases for original terms ranging from 10 to 40 years. Most leases are for land and buildings and contain renewal options and some include options to purchase the properties.

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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


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

         Amortization expense relating to property under capital leases for the years ended March 31, 2000, 1999 and 1998 was $2.7 million, $6.0 million and $8.3 million, respectively.

         Minimum annual rentals on continuing stores at March 31, 2000 for the five years subsequent to March 31, 2000 and in the aggregate are as follows (dollars in thousands):

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

                                                          Capital          Operating
         Year                                             Leases            Leases
         ----                                          -------------     ------------
         2001                                                 3,495           22,733
         2002                                                 3,407           21,973
         2003                                                 3,407           20,624
         2004                                                 3,407           19,587
         2005                                                 3,593           19,425
         Thereafter                                          70,200          205,386
                                                       -------------     ------------
         Total minimum lease payments                        87,509         $309,728
                                                                         ============
         Less - Amount representing interest                 61,212
                                                       -------------
         Present value of net minimum
           payments under capital leases                     26,297
         Less - Current portion of
                  continuing leases                             351
                                                       -------------
                                                            $25,946
                                                       =============


         Rent expense includes minimum rentals on operating leases, contingent payments based on either the Consumer Price Index or a percentage of sales for both capital and operating leases and amortization of intangible leasehold interests.

         Rent expense consists of the following (dollars in thousands):

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


                                  2000          1999            1998
                               -----------   -------------   ------------

         Rent expense              17,399         18,630         23,835
         Sublease income             (481)          (810)          (519)
                               -----------   -------------   ------------
         Rent expense, net      $  16,918      $  17,820      $  23,316
                               ===========   =============   ============


         Some rental agreements contain escalation provisions that may require higher future rent payments. Rent expense incurred under rental agreements that contain fixed escalation clauses is recognized on a straight-line basis over the life of the lease.

 9.      PRIVATE-LABEL CREDIT CARD PROGRAM:

         On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $17.3 million at March 31, 2000, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

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

         Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. A one percent increase or decrease in the finance charge to customers or the cost of capital or the credit loss rate would increase or decrease the annual income from the portfolio by $2.7 million to $4.9 million.

         Levitz recorded income from both the Merchant Agreement and the GECC Agreement of $24.4 million, $13.2 million, and $7.9 million for the three years ended March 31, 2000, 1999, and 1998, respectively.

         Included in the consolidated balance sheets for the years ended March 31, 2000 are (dollars in thousands):

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

                                                    2000                        1999
                                         ----------------------------  ------------------------
                                             Asset        Liability       Asset     Liability
                                         ------------  --------------  ----------  ------------
         Net receivable/
            payable  (1)                  $        -     $    4,323      $ 2,964    $       -
         Merchant risk
            reserve  (2)                      17,336                       6,117            -
         Promotional discount
            accrual  (3)                           -         26,935            -       23,788

                                         ------------  --------------  ----------  ------------
             Total                        $   17,336     $   31,258      $ 9,081    $  23,788
                                         ============  ==============  ==========  ============

         (1) The net receivable/payable represents amounts due from or owed to Household on the settlement of monthly portfolio operations pursuant to the Merchant Agreement and customer accounts that were submitted to Household for purchase.

         (2) Levitz is also required under the Merchant Agreement to fund a merchant risk reserve of 2.5% for the first year and 3.5% thereafter of all amounts financed up to a stipulated dollar amount. The merchant risk reserve is the amounts paid to Household in case the Merchant Agreement is terminated or Levitz would discontinue operations. The cash can be returned to Levitz if a letter of credit is posted or Levitz emerges from bankruptcy and meets certain financial covenants. The amount is included in other long-term assets on the consolidated balance sheets.

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

10.      INCOME TAXES:

         Levitz has a Federal cumulative net operating loss ("NOL") carry-forward of $131.1 million as of the fiscal year ended March 31, 2000. LFI has recorded a full valuation allowance against the federal and state NOL's for the fiscal year ended March 31, 2000. The cumulative NOL net tax benefit at March 31, 2000 before full valuation allowance was $45.9 million. LFI will continue its current practice of providing a valuation allowance against future net operating losses pending a change in financial condition. Limitations may be placed on the realization of these NOL's when LFI emerges from bankruptcy. Federal NOL carry-forwards are available through Fiscal 2019.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         The benefit for income taxes was allocated as follows (dollars in thousands):

                                                        2000            1999           1998
                                                   --------------   ------------   -------------
         Loss before extraordinary items            $         -      $        -     $   (39,687)
         Extraordinary items                                  -               -          (2,630)
                                                   --------------   ------------   -------------
                                                    $         -      $        -     $   (42,317)
                                                   ==============   ============   =============

         The components of the benefit for income taxes applicable to loss before extraordinary items is (dollars in thousands):

                                                        2000            1999           1998
                                                   --------------   ------------   -------------
         Current:
           Federal                                  $         -      $        -     $         -
           State                                            140              52              57
                                                   --------------   ------------   -------------
                                                            140              52              57
                                                   --------------   ------------   -------------

         Deferred:
           Federal                                            -               -         (35,249)
           State                                           (140)            (52)         (4,495)
                                                   --------------   ------------   -------------
                                                           (140)            (52)        (39,744)
                                                   --------------   ------------   -------------
                                                    $         -      $        -     $   (39,687)
                                                   ==============   ============   =============

         A reconciliation of the statutory benefit for income taxes on loss before extraordinary items to the actual tax benefit is as follows (dollars in thousands):

                                                        2000            1999           1998
                                                   --------------   ------------   -------------
         Computed income tax benefit
           at Federal statutory rate                $   (23,402)     $  (33,056)     $  (44,544)
         State and local income tax
           benefit, net of federal
           income tax                                    (9,273)         (5,676)         (7,108)
         Permanent differences                            2,609           2,938           6,797
         Federal valuation allowance                     21,381          31,388           1,072
         State valuation allowance                        7,139           7,198           4,223
         Other                                            1,546          (2,792)           (127)
                                                   --------------   ------------   -------------
                                                    $         -      $        -      $  (39,687)
                                                   ==============   ============   =============

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         Components of the deferred income tax assets and liabilities are (dollars in thousands):

                                                                             March 31,
                                                   ---------------------------------------------------------------
                                                               2000                              1999
                                                   ------------------------------    -----------------------------
         Deferred tax assets:
           Expense deducted for book and
             not for tax                                                 $ 1,824                          $ 7,820
           Obligations under capital lease                                 2,996                           18,559
           Other liabilities                                               4,088                           21,840
           Federal NOL benefit                         $ 45,901                           $ 57,194
              Less:  valuation allowance                (45,901)               -           (32,460)        24,734
                                                   -------------                     --------------

           State NOL benefit                             24,834                             21,291
              Less:  valuation allowance                (24,834)               -           (21,291)             -
                                                   -------------                     --------------
           AMT credit carryover                                                -                            2,039
           Other                                                             (36)                              24
           Valuation allowance                                            (8,872)                               -
                                                                    -------------                     ------------
                                                                               -                           75,016
                                                                    -------------                     ------------
         Deferred tax liabilities:
           Inventory                                                       1,978                           15,757
           Property and equipment                                          1,226                           34,593
           Property under capital lease                                    2,414                           16,076
           Stepped-up values on plant
             and equipment due to
             purchase accounting                                             800                           15,740
           Other                                                             593                                -
                                                                    -------------                     ------------
                                                                           7,011                           82,166
                                                                    -------------                     ------------
         Net deferred tax liability                                      $ 7,011                          $ 7,150
                                                                    =============                     ============


11.      EMPLOYEE BENEFIT PLANS:

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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         equal to 3% per year of service to a maximum of 45% of such compensation. Benefits are subject to a dollar-for-dollar reduction for benefits paid under the Pension Plan, Social Security and certain other specified pension plan payments. The liability for the SERP and insurance plan is included in liabilities subject to compromise.

         The table below reconciles the funded status of the plans with the amounts recognized in the consolidated balance sheets (dollars in thousands):

                                                            2000                            1999
                                                  ----------------------------   ----------------------------
                                                   Pension                         Pension
                                                    Plan              SERP          Plan             SERP
                                                  ------------   -------------   -------------   ------------
         Change in benefit obligation
             Benefit obligation at
                beginning of year                   $  58,907        $   772      $ 61,171         $ 15,080
             Service cost                                   -            102           -                319
             Interest cost                              3,948             60         4,074              105
             Actuarial (gain) loss                     (7,249)           360           347             (760)
             Settlements (1)                              -              -             -            (13,980)
             Special termination benefits                 -              -             -                 14
             Gross benefits paid                       (5,919)           -          (6,685)              (6)
                                                  ------------   -------------   -------------   ------------
             Net obligation at end of year             49,687          1,294        58,907              772
                                                  ------------   -------------   -------------   ------------
         Change in plan assets
             Fair value of plan assets at
                beginning of year                      60,692            -          68,383              -
             Actual return on plan assets              12,013            -            (882)             -
             Employer contributions                       352            -             -                -
             Benefits paid and expenses                (6,420)           -          (6,809)             -
                                                  ------------   -------------   -------------   ------------
             Fair value of plan assets at
                end of year                            66,637            -          60,692              -
                                                  ------------   -------------   -------------   ------------
         Funded status
              Funded status at end of year             16,949         (1,294)        1,785             (772)
             Unrecognized net actuarial
                (gain) loss                           (13,498)           360         1,113              -
             Unrecognized prior service cost              -              -             -                -
             Unrecognized net transition
               obligation                                 -              -             -                -
             Other                                        -              -             -                 (2)
                                                  ------------   -------------   -------------   ------------
             Net amount recognized at end
               of year                              $   3,451        $  (934)     $  2,898         $   (774)
                                                  ============   =============   =============   ============

         Amounts recognized in the consolidated
           balance sheets
             Prepaid benefit costs                  $   3,451        $     -      $  2,898         $      -
             Accrued benefit costs                        -             (934)          -               (774)
                                                  ------------   -------------   -------------   ------------
             Net asset (liability) recognized
                at end of year                      $   3,451        $  (934)     $  2,898         $   (774)
                                                  ============   =============   =============   ============

         (1) Included in settlements above for Fiscal 1999 are obligations related to inactive employees which are included in liabilities subject to compromise.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


         The tables below list the weighted average assumptions and the components of periodic (benefit) costs (dollars in thousands):

                                                            2000                      1999                   1998
                                                 ------------------------  ----------------------  -----------------------
                                                  Pension                   Pension                 Pension
                                                    Plan         SERP         Plan        SERP       Plan         SERP
                                                 -----------  -----------  -----------  ---------  ----------  -----------
         Weighted average assumptions
             Discount rate                            8.00%        8.00%        7.00%      7.00%       7.00%        7.00%
             Expected return on plan assets           9.00%         -           9.00%       -          9.00%         -
             Rate of compensation increase             -           3.00%         -         3.00%        -           3.80%

                                                            2000                      1999                   1998
                                                 ------------------------  ----------------------  -----------------------
                                                  Pension                   Pension                 Pension
                                                    Plan         SERP         Plan        SERP       Plan         SERP
                                                 -----------  -----------  -----------  ---------  ----------  -----------
         Components of periodic
           benefit cost
             Service cost                          $      -      $   102      $   -       $  319     $   -        $   273
             Interest cost                            3,948           60       4,074         105       4,258          559
             Expected return on assets               (4,500)          -       (4,576)        -        (4,440)         -
             Amortization of:
                Transition obligation                                 -           -            6         -             36
                Prior service cost                                    -           -            6         -             45
                Actuarial loss                                        -           -          -           -             31
             Special termination charge                 351           -         409           14         114           55
                                                 -----------  -----------  -----------  ---------  ----------  -----------
             Net periodic (benefit) cost           $   (201)     $   162    $   (93)      $  450     $   (68)     $   999
                                                 ===========  ===========  ===========  =========  ==========  ===========


         Associates Savings Plan

         Levitz has savings plans which were adopted under Section 401(k) of the Internal Revenue Code. Under the provisions of the Associates Savings Plans, substantially all employees who meet the age and service requirements of the plan are entitled to defer a certain percentage of their compensation. Levitz contributed to the fund 40% of the first 6% beginning January 1, 2000, 30% of the first 6% beginning January 1, 1999 and 20% of the first 6% beginning January 1, 1998 subject to certain limitations. Such matching contributions of $0.7 million, $0.6 million and $0.8 million were made by Levitz for the years ended March 31, 2000, 1999 and 1998, respectively.

12.      ACCRUED EXPENSES AND OTHER LIABILITIES (Dollars in Thousands):

                                                     2000           1999
                                                 ------------   -----------

         Payroll                                   $   7,945     $   9,394
         Payroll and sales taxes                       3,998         4,843
         Real estate taxes                             2,297         3,238
         Interest                                        444         2,615
         Promotional discount accrual                 26,935        23,788
         Workers Compensation                          6,586         6,708
         Closed store reserves                         9,387         5,062
         Customer deposits                             8,815         6,446
         Other                                        18,084        11,885
                                                 ------------   -----------

                                                   $  84,491     $  73,979
                                                 ============   ===========

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000


13.      COMMITMENTS AND CONTINGENCIES:

         As a result of the bankruptcy filing, the initiation of litigation against the Debtors involving matters arising prior to the filing for bankruptcy is stayed. Such stay may be lifted by the Bankruptcy Court in appropriate circumstances.

         Levitz has employment agreements with six officers. Each of these agreements is for an initial term of eighteen months and will be automatically renewed for an additional twelve months unless either party gives prior written notice of intent to terminate the agreement. The agreements provide that if the officer is terminated by Levitz other than for Cause (as defined in the agreements) or disability or by the officer for Good Reason (as defined in the agreements), Levitz must continue to pay such officer's base salary for eighteen months and, for certain of the officers, would be required to credit such officer with three years of additional service and age for purposes of Levitz's SERP. In the event of such termination following a Change in Control (as defined in the agreements), Levitz must pay such officer a lump sum amount equal to one and one-half times his or her annual base salary. Each agreement also contains certain non-competition provisions.

         Levitz is subject to a number of lawsuits, investigations and claims arising out of the normal conduct of its business, including those relating to government regulations, general and product liability and employee relations. Although there are a number of actions pending against LFI as of March 31, 2000, in the opinion of Management such actions as currently known would not have a material effect on the financial position of LFI.

14.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following is a summary of Levitz's unaudited quarterly results of operations for the years ended March 31, 2000 and 1999:

                                                               Quarter Ended
                                     ---------------------------------------------------------------
                                       June 30,       September 30,      December 31,    March 31,
                                        1999             1999             1999             2000
                                     ------------    --------------    ------------    -------------
                                                  (In thousands, except per share amounts)
         Net sales                     $ 119,988       $  126,331       $ 147,517        $ 141,216
         Gross profit                     51,887           54,273          65,999           59,877
         Net loss                         (9,050)         (11,511)        (11,072)         (35,203)
                                     ============    ==============    ============    =============

         Net loss per common share     $  (9,050)      $  (11,511)      $ (11,072)       $ (35,203)
                                     ============    ==============    ============    =============

                                                               Quarter Ended
                                     ---------------------------------------------------------------
                                       June 30,       September 30,      December 31,    March 31,
                                        1998             1998             1998             1999
                                     ------------    --------------    ------------    -------------
                                                  (In thousands, except per share amounts)
         Net sales                     $ 171,276       $  169,285       $ 182,174        $ 130,365
         Gross profit                     74,094           73,303          74,098           55,278
         Net loss                        (37,967)         (14,037)        (35,443)          (6,965)
                                     ============    ==============    ============    =============

         Net loss per common share     $ (37,967)      $  (14,037)      $ (35,443)       $  (6,965)
                                     ============    ==============    ============    =============

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000



15.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts and fair values of Levitz's financial instruments at March 31, 2000 and 1999, were as follows (dollars in thousands):

                                                           2000                             1999
                                              ------------------------------   ------------------------------
                                                Carrying           Fair          Carrying           Fair
                                                 Amount           Value           Amount           Value
                                              --------------   -------------   --------------   -------------
         Cash and cash equivalents                   $2,891          $2,891           $3,046        $3,046
         Debt obligations including
           current maturities                        77,392          77,392          151,580       151,580
         Letters of credit                              -            16,385              -          16,936


         The carrying amounts of cash, cash equivalents and debt obligations approximate fair value because of the short maturity of these instruments. The fair value of Levitz's long-term debt, including current maturities, is estimated based on the quoted market prices for the same or similar issues. The contract amount of the letter of credit approximates its fair value. The fair value of the Company's liabilities subject to compromise are not presently determinable as a result of the Chapter 11 proceedings.




ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)  Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 31.

Financial Statement Schedules

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules                                                              Page
---------                                                              ----

Schedule I - Condensed Financial Information of Registrant . . . . . .  62

All other schedules have been omitted because the required information is shown in the Consolidated Financial Statements or Notes thereto or they are not applicable.

(b)    Report on Form 8-K

       Not applicable

(c)    Exhibits

       See Page 58 for Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEVITZ FURNITURE CORPORATION




Date: July 14, 2000                    By:    /s/    EDWARD L. GRUND
                                              ----------------------------------
                                                     Edward L. Grund
                                                     Chairman of the Board
                                                     and Chief Executive
                                                     Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                        Title                    Date
             ---------                        -----                    ----

  /s/   EDWARD L. GRUND               Chairman of the Board        July 14, 2000
---------------------------------
        Edward L. Grund               and Chief Executive
                                      Officer

  /s/   MICHAEL MCCREERY              Senior Vice President        July 14, 2000
---------------------------------
        Michael McCreery              and Chief Financial
                                      Officer

                                      Vice President,              July 14, 2000
---------------------------------
        Edward P. Zimmer              General Counsel and
                                      Director

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

Exhibit No.                         Description of Exhibits
-----------                         -----------------------

10.27 $40,000,000 Credit Agreement, dated as of July 1, 1996, among Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., John M. Smyth Company, each of the lenders from time to time parties thereto, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Partners III, L.P. and BT Commercial Corporation, as agent. (4)
10.28 Intercreditor and Collateral Agency Agreement, dated as of July 1, 1996, among Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., John M. Smyth Company, BT Commercial Corporation and the lenders named therein. (4)
10.29 Intercreditor Agreement, dated as of July 1, 1996, among Levitz Furniture Corporation, General Electric Capital Corporation, BT Commercial Corporation and the lenders named therein. (4)
10.30 Revolving Note, dated July 1, 1996, by and among BT Commercial Corporation, Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (4)
10.31 Term Note, dated July 1, 1996, by and among Apollo (UK) Partners III, L.P. and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (4)
10.32 Term Note, dated July 1, 1996, by and among Apollo Overseas Partners III, L.P. and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (4)
10.33 Term Note, dated July 1, 1996, by and among Apollo Investment Fund III, L.P. and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (4)
10.34 Note, dated July 1, 1996, by and among BT Commercial Corporation and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company.
            (4)
10.35 Security Agreement, dated as of July 1, 1996, by Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company in favor of BT Commercial Corporation. (4)
10.36 Pledge Agreement, dated as of July 1, 1996, by and between Levitz Furniture Corporation and BT Commercial Corporation. (4)
10.37 Amendment No. 1 dated as of December 6, 1996 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as Agent. (5)
10.39 Amendment No. 2 dated as of December 16, 1996 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as Agent. (6)
10.40 Amendment No. 3 dated as of June 13, 1997 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as Agent. (7)

Exhibit No.                         Description of Exhibits
-----------                         -----------------------

10.41 Amendment No. 4 dated as of June 30, 1997 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation et al. and BT Commercial Corporation, as Agent. (7)
10.44 Amendment No. 5 dated as of July 25, 1997 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as agent. (8)
10.45 $260,000,000 Postpetition Credit Agreement among Levitz Furniture Incorporated, Levitz Furniture Corporation and certain other subsidiaries and certain financial institutions, with Levitz Furniture Corporation, as LFC Funds Administrator and, BT Commercial Corporation, as Agent, dated as of September 5, 1997. (9)
10.46 Second Amended and Restated Account Purchase and Credit Card Program Agreement by and among Levitz Furniture Corporation, certain other subsidiaries and General Electric Capital Corporation, dated September 5, 1997. (9)
10.47 Amendment No. 1 dated as of October 7, 1997 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (10)
10.48 Amendment No. 1 dated as of October 7, 1997 to the Second Amended and Restated Account Purchase and Credit Card Agreement among Levitz Furniture Corporation, et al. and General Electric Capital Corporation. (10)
10.49 Amendment No. 2, dated as of December 30, 1997 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (11)
10.50 Amendment No. 3 dated as of February 23, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (12)
10.51 Amendment No. 4 dated as of February 20, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (12)
10.52 Amendment No. 5 dated as of May 14, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (12)
10.53 Amendment No. 6 dated as of June 23, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (12)
10.54 Form of Employment Agreement by and among Levitz Furniture Corporation and Edward L. Grund dated as of June 1, 1998. (12)
10.55       Form of Employment Agreement between Levitz and certain officers.
            (12)
10.56 Merchant Agreement among Levitz Furniture Corporation and certain other subsidiaries and Household Bank (SB) N.A., dated September 4, 1998. (13)
10.57 Amendment No. 7 dated as of September 4, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (13)
10.58 Amendment No. 8 dated as of September 18, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (13)
10.59 Waiver dated as of December 31, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (14)
10.60 Amendment No. 9 dated as of March 5, 1999 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.
10.61 Amendment No. 10 dated as of May 14, 1999 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

Exhibit No.                         Description of Exhibits
-----------                         -----------------------

10.62       Contract of Sale by and among Levitz Furniture Corporation and certain other subsidiaries and Klaff Realty, LP, Lubert-Adler
            Capital Real Estate Fund II, L.P., Lubert-Adler Real Estate Fund II,
            L.P. and Lubert-Adler Parallel Fund II, L.P., dated as of April 20,
            1999. (15)
10.63       First Amendment to Contract of Sale by and among Levitz Furniture
            Corporation and certain subsidiaries and the various purchasers set forth therein, dated as of June 8, 1999. (15)
10.64       Unitary Lease by and among Levitz Furniture Corporation and certain other subsidiaries and the various purchasers set forth therein, dated as of June 8, 1999. (15)
10.65       Amendment No. 11 dated as of July 23, 1999, to the Postpetition
            Credit Agreement among Levitz Furniture Incorporated, et al. and BT
            Commercial Corporation, as agent. (16)
10.66       Amendment No. 12 dated as of August 4, 1999, to the Postpetition
            Credit Agreement among Levitz Furniture Incorporated, et al. and BT
            Commercial Corporation, as agent. (17)
10.67       Amendment No. 13 dated as of September 16, 1999, to the Postpetition
            Credit Agreement among Levitz Furniture Incorporated, et al. and BT
            Commercial Corporation, as agent. (17)
10.68       Amendment No. 14 dated as of December 14, 1999, to the Postpetition
            Credit Agreement among Levitz Furniture Incorporated, et al. and BT
            Commercial Corporation, as agent. (18)
10.69       Amendment No. 15 dated as of January 7, 2000, to the Postpetition
            Credit Agreement among Levitz Furniture Incorporated, et al. and BT
            Commercial Corporation, as agent. (18)
10.70       Amendment No. 16 dated as of March 1, 2000, to the Postpetition
            Credit Agreement among Levitz Furniture Incorporated, et al. and BT
            Commercial Corporation, as agent.
10.71       Amendment No. 17 dated as of April 21, 2000, to the Postpetition
            Credit Agreement among Levitz Furniture Incorporated, et al. and BT
            Commercial Corporation, as agent.
10.72       Amendment No. 18 dated as of June 27, 2000, to the Postpetition
            Credit Agreement among Levitz Furniture Incorporated, et al. and BT
            Commercial Corporation, as agent.
21.01       Wholly Owned Subsidiaries of Levitz Furniture Incorporated. (15)
27          Financial Data Schedule.

------------------

(1) Incorporated by reference from the Company's and Levitz's Registration Statement Nos. 33-61534 and 33-61534-01 on Form S-1 filed April 23, 1993.
(2)         Incorporated by reference from Levitz's Registration Statement No.
            33-1325 on Form S-1 declared effective on August 13, 1986.
(3)         Incorporated by reference from Levitz's Registration Statement No.
            33-12639 on Form S-1 declared effective on May 12, 1987.
(4) Incorporated by reference from Levitz Furniture Incorporated's Form 10-K for the fiscal year ended March 31, 1996.
(5)         Incorporated by reference to Form 8-K filed December 6, 1996.
(6) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended December 31, 1996.
(7) Incorporated by reference from Levitz Furniture Incorporated's Annual Report on Form 10-K for the year ended March 31, 1997.
(8) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended June 30, 1997.
(9)         Incorporated by reference to Form 8-K filed September 12, 1997.
(10) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended September 30, 1997.
(11) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended December 31, 1997.
(12) Incorporated by reference from Levitz Furniture Incorporated's Annual Report on Form 10-K for the year ended March 31, 1998.
(13) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended September 30, 1998.
(14) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended December 31, 1998.
(15)        Incorporated by reference to Form 8-K filed July 2, 1999.
(16) Incorporated by reference from Levitz Furniture Incoporated quarterly report on Form 10-Q for the quarter ended June 30, 1999.
(17) Incorporated by reference from Levitz Furniture Incoporated quarterly report on Form 10-Q for the quarter ended September 30, 1999.
(18) Incorporated by reference from Levitz Furniture Incoporated quarterly report on Form 10-Q for the quarter ended December 31, 1999.