Form 10-Q
period 2000-06-30
LEVITZ FURNITURE CORP /FL/
filed 2000-08-21
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

On July 31, 2000, there were 1,000 shares of Common Stock, par value $0.40, outstanding.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS: (1) BANKRUPTCY COURT ACTIONS OR PROCEEDINGS RELATED TO THE BANKRUPTCY OF LFI AND ITS SUBSIDIARIES; (2) COMPETITIVE PRESSURE IN LEVITZ'S INDUSTRY; (3) GENERAL ECONOMIC CONDITIONS; (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING LEVITZ'S FINANCIAL STRUCTURE AND LEVITZ'S COST OF CAPITAL AND BORROWED MONEY; (5) INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR LEVITZ'S BUSINESS STRATEGIES; (6) CHANGES IN EFFECTIVE TAX RATES; AND (7) THE UNCERTAINTIES INHERENT IN LEVITZ'S OPERATIONS. LEVITZ HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2000

Table of Contents                                                                                    Page
-----------------                                                                                    ----
PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets..............................................      3

              Consolidated Condensed Statements of Operations....................................      4

              Consolidated Condensed Statements of Cash Flows....................................      5

              Notes to Consolidated Condensed Financial Statements...............................      6

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

              Comparison of Operations...........................................................     12

              Liquidity and Capital Resources....................................................     14

PART II - OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K.............................................     17

       Signatures   .............................................................................     18

       Exhibit Index.............................................................................     19

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     June 30,            March 31,
                                                                       2000               2000
                                                                    ---------           ---------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $   2,597           $   2,891
  Receivables                                                          19,865              21,340
  Inventories                                                          87,298              80,293
  Deposits and prepaid expenses                                         5,863               4,347
                                                                    ---------           ---------

    Total current assets                                              115,623             108,871
                                                                    ---------           ---------

PROPERTY AND EQUIPMENT, net                                            34,013              34,075
                                                                    ---------           ---------

PROPERTY UNDER CAPITAL LEASES, net                                     27,203              27,772
                                                                    ---------           ---------
OTHER ASSETS:
  Intangible leasehold interests                                        4,902               5,085
  Property held for disposal                                              300               2,250
  Other                                                                24,157              21,321
                                                                    ---------           ---------
                                                                       29,359              28,656
                                                                    ---------           ---------
                                                                    $ 206,198           $ 199,374
                                                                    =========           =========

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                                   $  12,226           $  10,210
  Current portion of obligations under capital leases                     307                 351
  Accounts payable, trade                                              33,170              23,558
  Accrued expenses and other liabilities                               71,986              84,491
  Payable to parent                                                    13,614              13,622
  Deferred income taxes                                                   138                  --
  DIP Facility                                                         95,843              77,392
                                                                    ---------           ---------

    Total current liabilities                                         227,284             209,624
                                                                    ---------           ---------

OBLIGATION UNDER CAPITAL LEASES, net of current portion                25,875              25,946
                                                                    ---------           ---------

OTHER NONCURRENT LIABILITIES                                           13,945              15,078
                                                                    ---------           ---------

DEFERRED INCOME TAXES                                                   6,035               6,173
                                                                    ---------           ---------

LIABILITIES SUBJECT TO COMPROMISE                                     293,702             293,708
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, at par value                                                1                   1
  Capital in excess of par                                             58,453              58,453
  Retained earnings (deficit)                                        (419,097)           (409,609)
                                                                    ---------           ---------

    Total stockholder's deficit                                      (360,643)           (351,155)
                                                                    ---------           ---------
                                                                    $ 206,198           $ 199,374
                                                                    =========           =========

         The accompanying notes are an integral part of these condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                                Three Months Ended June 30,
                                                                 2000                1999
                                                              ---------           ---------
Net sales                                                     $ 128,389           $ 119,988
                                                              ---------           ---------
Costs and expenses:
  Cost of sales                                                  71,803              68,101
  Selling, general and administrative expenses                   57,125              49,729
  Depreciation and amortization                                   1,954               2,921
  Interest expense, net                                           4,709               7,223
                                                              ---------           ---------

                                                                135,591             127,974
                                                              ---------           ---------

Loss before reorganization items and income taxes                (7,202)             (7,986)
                                                              ---------           ---------
Reorganization items:
  Loss on store closings                                            600                  --
  Professional fees                                               1,686               1,064
                                                              ---------           ---------
                                                                  2,286               1,064
                                                              ---------           ---------

Loss before income taxes                                         (9,488)             (9,050)

Income tax                                                           --                  --
                                                              ---------           ---------

Net loss                                                      $  (9,488)          $  (9,050)
                                                              =========           =========

Net loss per common share                                     $  (9,488)          $  (9,050)
                                                              =========           =========

Weighted average number of common shares outstanding              1,000               1,000
                                                              =========           =========


         The accompanying notes are an integral part of these condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Three Months Ended June 30,
                                                                                       -----------------------------
                                                                                          2000                1999
                                                                                       ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $  (9,488)          $  (9,050)
                                                                                       ---------           ---------
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                             1,205               1,750
  Amortization                                                                               749               1,171
  Gain on sale of property and equipment and
    other long-term assets                                                                    (3)                (17)
  Pension expense                                                                           (175)                (13)
  Reorganization items                                                                       600                  --
  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                                                          1,475               1,745
      Inventories                                                                         (7,005)             (2,770)
      Deposits and prepaid expenses                                                       (1,516)               (771)
      Other, net                                                                          (2,594)             (1,391)
    Increase (decrease) in:
      Accounts payable, trade                                                              9,612               1,669
      Accrued expenses and other liabilities                                             (13,728)            (10,206)
      Income taxes payable                                                                    (8)                (22)
      Other noncurrent liabilities                                                           104                (272)
                                                                                       ---------           ---------
        Total adjustments                                                                (11,284)             (9,127)
                                                                                       ---------           ---------

  NET CASH USED IN OPERATING ACTIVITIES                                                  (20,772)            (18,177)
                                                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                    (1,143)             (1,276)
  Proceeds from sale of property and equipment and other assets                            1,269              75,572
                                                                                       ---------           ---------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 126              74,296
                                                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under DIP Facility                                                          162,661             174,342
  Repayments under DIP Facility                                                         (144,210)           (223,183)
  Principal payments on long-term debt                                                        --              (6,352)
  Principal payments under capital lease obligations                                        (115)               (252)
  Increase in cash overdrafts                                                              2,016                (175)
                                                                                       ---------           ---------
  NET CASH PROVIDED BY / (USED IN) BY FINANCING ACTIVITIES                                20,352             (55,620)
                                                                                       ---------           ---------

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (294)                499
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             2,891               3,046
                                                                                       ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   2,597           $   3,545
                                                                                       =========           =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000

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

         On May 25, 2000, the Debtors filed a "Disclosure Statement" and a "Second Amended Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Plan contemplated a management agreement between Seaman Furniture Company, Inc. ("Seaman") and LFI (the "Management Agreement") and a shared services agreement between Seaman and LFI (the "Shared Services Agreement").

         On June 23, 2000, the Chancery Court of Delaware issued a preliminary injunction prohibiting Seaman from performing or taking any further action with respect to the performance of the aforementioned Management and Shared Services Agreements. While Levitz is not a party to the Chancery Court Action, this decision makes it unlikely that the Company will be able to implement the Plan of Reorganization as filed by the Company on May 25, 2000.

         On August 10, 2000, Levitz announced that it had been advised that the parties to the Chancery Court action had reached agreement on the terms of a settlement of that litigation. Upon satisfaction and performance of the conditions to the settlement, Levitz and Seaman will be able to proceed with negotiation of a transaction to combine operations that would form the basis for an amended plan of reorganization. Levitz intends to proceed with such a plan of reorganization. The ability of the Company to obtain confirmation of its anticipated amended plan of reorganization will be dependent upon, among other things, obtaining additional new capital and negotiating appropriate working capital and private label credit card agreements.

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

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of June 30, 2000, the Debtors had rejected leases for 27 store locations, reached agreement with the landlord on seven store locations to terminate without liability and assumed and assigned leases on 37 store locations without liability. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to August 28, 2000. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for the stores that have been closed through June 30, 2000. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

         Levitz Furniture Corporation, a Florida corporation, is a wholly owned subsidiary of Levitz Furniture Incorporated.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of June 30, 2000; the results of operations and cash flows for the periods then ended. The results of operations for the period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Levitz's unaudited financial statements for the year ended March 31, 2000, which is included in its Form 10-K.

2.       REVENUE RECOGNITION:

         Levitz currently recognizes revenue at the time a sales order is written and the following conditions are met: the merchandise is in stock and is available for sale; for a credit sale, the credit is unconditionally approved; and for items requested to be delivered by a customer, a firm delivery date is set, and a minimum down payment is received. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Upon the emergence from Chapter 11, or no later than January 1, 2001, the Company will change its method of accounting to record merchandise sales upon delivery of merchandise to customers, rather than prior to delivery, in order to be consistent with the provisions of SAB 101. Had the Company elected to adopt SAB 101 at June 30, 2000, the pre-tax amount of the one-time non-cash charge is estimated to have been between $4.0 to $6.0 million. The cumulative effect of the change represents the deferral of previously recorded revenue, net of cost of sales and direct selling costs, related to merchandise that had not been delivered to the customer as of June 30, 2000. This change in accounting will impact future interim and fiscal year reporting periods based on seasonal trends in sales and corresponding delivery cycles. However, there will be no impact on the Company's cash flows from operations as a result of this change.

3.       DEBT:

         Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Commercial Corp. ("BTCC") as agent. The DIP Facility approved by the Bankruptcy Court provides for up to $140.0 million of availability. The DIP Facility contained revolving loans of $85.0 million and overadvance term loans of $55.0 million. Letter of Credit obligations under the revolving DIP Facility were limited to $25.0 million. The DIP Facility has been intended to provide Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases. The Company does not currently have any other source of financing to support its cash flows beyond the December 31, 2000 maturity of this facility.

         Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either BTCC's prime lending rate plus 1.50% or BTCC's LIBOR rate plus 3.75%. Levitz is required to pay an unused line fee of 0.50%, and a letter of credit fee of 2.0%. The maximum borrowings, excluding the overadvance term commitments, under the DIP Facility are limited to 85% of eligible Accounts Receivable, 75% of Eligible Inventory (as both are defined in the DIP Facility) less any fixed asset sublimit.

         The overadvance term loan bears interest at 16%, payable monthly, and also requires a monthly collateral management fee equal to .75% of the funded balance of the overadvance term loan. The collateral management fee is paid by issuing secondary notes equal to the amount of the fee due each month. The secondary notes also bear interest at 16%, payable monthly, and are subject to the monthly collateral management fee which is payable through issuance of additional secondary notes.

         At June 30, 2000, the outstanding balances under the DIP facility were $60.2 million under the revolver, $35.0 million under the overadvance term loan and $0.6 million of secondary notes.

         The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of Levitz and all Levitz subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, and a prohibition on paying dividends.

         On June 21, 2000, the Bankruptcy Court approved the Eighteenth Amendment to the Agreement which (i) extended the DIP Facility to December 31, 2000, (ii) decreased the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waived violations of EBITDA covenants required as of March 31, 2000 and set minimum EBITDA at negative $2,000,000 and $0 for the three and six month periods ending June 30 and September 30, 2000, respectively and
         (iv) provided for an increase in the Overadvance Term Loan commitment to a total of $45 million.

         On August 10, 2000, the Bankruptcy Court approved the Nineteenth Amendment to the Agreement which (i) increased the overadvance term commitment to $55 million and (ii) modified the borrowing base fixed asset sublimit definition to provide for a reduction in the borrowing base in the amount equal to any net proceeds from the sale of real property, and (iii) amended the terms of the overadvance term loan to permit the payment of a .75% collateral management fee on the outstanding balance of any secondary notes which are issued as payment-in-kind for the amount of the monthly collateral management fee. The Company had borrowed the full $55 million available under the overadvance term loan as of August 18, 2000.

         Levitz is currently negotiating with the lenders a new amendment to the DIP Facility, which would eliminate the requirement for the fixed asset sublimit and result in an increased availability under the DIP Facility of $6.1 million. In addition, the overadvance term loan would be amended to require all prospective payments of interest be made by payment-in-kind issuance of secondary notes equal to the 16% cash interest that would otherwise be payable monthly.

         Although Levitz is currently in compliance with the DIP Facility, Management believes that Levitz must obtain additional financing and/or other contract concessions to remain in compliance with the DIP Facility in the near future. No assurances can be given that additional financing and/or other contract concessions can be obtained.

         Levitz is exposed to market risk as a result of the terms of the DIP Facility which requires the Company to pay a variable interest rate based on the fluctuation of Bankers Trust Company's prime lending or LIBOR rates. The change in annual cash flow and earnings resulting from a 1% increase or decrease in interest rates based on outstanding borrowings at June 30, 2000 would be approximately $0.6 million assuming other variables remained constant.

4.       LIABILITIES SUBJECT TO COMPROMISE:

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

                                                                  June 30,
                                                                   2000
                                                                (Dollars in
          Liabilities Subject to Compromise                      thousands)
          ---------------------------------                      ----------

Accounts payable, trade                                           $  38,901
Accrued expenses                                                     15,310
13.375% Senior Notes due 10/15/98                                    96,031 (1)
9.625% Senior Subordinated Notes due 7/15/03                        101,337 (1)
Reserve for lease rejection claims                                   20,432
Executive retirement and employment agreements                       17,429 (2)
General liability claims                                                736
Reserve for previous store closings                                   1,353
Common area maintenance                                                 234
Real estate taxes                                                     1,435
Personal property taxes                                                 504
                                                           -------------------
                                                                  $ 293,702
                                                           ===================


(1)      Includes accrued interest at September 4, 1997.
(2) Includes $15,824 related to employee benefits and agreements which were assumed by a creditor in fiscal 1999.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the Debtors reject the leases. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $5.5 million was not recorded on certain pre-petition debt for the three month periods ended June 30, 2000 and 1999.

5.       PRIVATE-LABEL CREDIT CARD PROGRAM:

         On September 4, 1998, Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $19.9 million at June 30, 2000, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

         At June 30, 2000, Household's portfolio balance was $450.5 million. Levitz recorded income from the Merchant Agreement of $5.6 million and $10.2 million for the three month periods ended June 30, 2000 and 1999, respectively.

         Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. Levitz is also required under the Merchant Agreement to fund a merchant risk reserve of 3.5% of all amounts financed up to a stipulated dollar amount. A one percent increase or decrease in the finance charge to customers or the cost of capital or the credit loss rate would increase or decrease the annual income from the portfolio by $3.5 million to $5.5 million.

6.       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                                  Three Months Ended
                                                       June 30,
                                       -----------------------------------------
                                            2000                      1999
                                       ---------------           ---------------

         Interest paid                        $ 4,755                  $ 8,569
                                       ===============           ===============

         Income tax, net                      $     4                  $    17
                                       ===============           ===============


7.       LOSS PER COMMON SHARE:

         Loss per common share is based on the weighted average number of common shares outstanding during each period of 1,000 shares.

8.       SUBSEQUENT EVENTS:

         On August 10, 2000, Levitz announced it had been advised of a settlement of the shareholder litigation pending in the Delaware Court of Chancery between Seaman Furniture Company, Inc. ("Seaman") minority shareholders and parties to the dispute. The satisfaction and performance of the conditions to the settlement would free Levitz and Seaman to proceed with the negotiation of a transaction to combine operations that would form the basis for a consensual plan of reorganization of Levitz. Although it is expected that both Levitz and Seaman will continue to operate under their existing banners, the capital structure of the new or combined operations has not yet been determined.

         On August 10, 2000, Management announced a plan to close six under-performing stores in the Boston Market, Reading, PA and Bakersfield, CA. These stores are expected to be closed by October 2000. The pre-tax charge for the store closings is estimated to be $15.6 million and will include non-cash charges of $12.4 million. Cash charges will include severance pay estimated at $0.6 million and continuing expenses estimated at $2.6 million.

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

Comparison of Operations

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                              Percentage of Net Sales
                                                                     ----------------------------------------
                                                                                 Three Months Ended
                                                                                      June 30,
                                                                     ----------------------------------------
                                                                         2000                        1999
                                                                     ------------                ------------
Net sales                                                                100.0 %                     100.0 %

Cost of sales                                                             55.9                        56.8
                                                                     ------------                ------------

Gross profit                                                              44.1                        43.2

Selling, general and administrative expenses                              44.5                        41.4

Depreciation and amortization                                              1.5                         2.4

Interest expense                                                           3.7                         6.0
                                                                     ------------                ------------

Loss before reorganization items and income taxes                         (5.6)                       (6.6)

Reorganization items                                                       1.8                         0.9
                                                                     ------------                ------------

Loss before income taxes                                                  (7.4)%                      (7.5)%
                                                                     ============                ============

Comparable store sales increase / (decrease)                               6.8 %                      (0.6)%
                                                                     ============                ============

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net sales of $128.4 million for the period ended June 30, 2000 increased $8.4 million or 7.0% from net sales of $120.0 million in the same period for the prior year. Comparable store sales increased by approximately $8.1 million or 6.8% as compared to the prior year. Four of five markets in the East Region reported sales increases, with overall East Region comparable store sales increasing by 3.2%. Eight of nine markets in the West Region reported sales increases, with overall West Region comparable store sales increasing by 9.6%. The Company opened one new store, located in Valencia, CA, in May 1999.

Gross profit increased $4.7 million or 9.0% for the three month period ended June 30, 2000 as compared to the same prior year period. Year to date gross margin has improved to 44.1% in the current year as compared to 43.2% in the prior year, an improvement of 0.9%.

Total selling, general and administrative (SG&A) expense, excluding the effects of the finance income from the private label credit card program, for the three month period ended June 30, 2000, increased $2.8 million or 4.6% over the same prior year period. SG&A expense before finance income represented 49.0% and 50.1% of sales for the three month periods ended June 30, 2000 and 1999, respectively.

Comparable store controllable expenses increased by $2.0 million or 6.0% and represented 27.7% of sales as compared to 27.9% in the prior three month period ended June 30. While some of the increase was related to the 6.8% increase in comparable store sales, unfavorable trends in controllable expenses continued in selected markets related to warehouse consolidation inefficiencies. Actions, including the closing of stores in the Boston Market, Reading PA and Bakersfield CA, have been taken, or are scheduled to take place shortly, and are expected to effect improvements in the controllable expense structure in the near future.

Comparable store occupancy expense and other fixed expenses increased $2.2 million and represented 7.5% of sales in the current three month period ended June 30 as compared to 6.2% of sales in the same prior year period. Approximately $1.8 million of this increase is related to higher rent being paid on properties involved the sale/leaseback and lease assignment transactions completed last year. The proceeds from these transactions were used to reduce outstanding debt, resulting in significantly lower interest expense. The remainder of the increase is directly related to a change in accounting for certain of the assigned leases from treatment as a capital lease in the prior year to an operating lease in the current year. Interest and depreciation expense in the current three month period ended June 30 is less than the respective prior year period due to the change in accounting for those leases.

Comparable store advertising expense, including the cost of finance discounts related to credit promotion events, decreased approximately $1.5 million and represented 13.7% of sales in the current three month period ended June 30, 2000 as compared to 15.9% of sales in the same prior year period. The Company continues to make increased usage of TV and newspaper media while reducing the usage of preprints and radio as compared to the prior year. Credit promotion expense increased approximately $1.8 million or 44.1% over the same three month period last year.

Finance income, including the closed store segment of the portfolio, declined by approximately $7.3 million from the amount reported in the prior three month period ended June 30, 1999. The decline reflected a decrease in net interest yield on the portfolio (approximately $2.5 million), lower income from fees and insurance (approximately $3.7 million) and higher bad debt expense (approximately $2.5 million). Lower servicing costs of approximately $1.5 million offset these factors. A new higher penalty fee structure for bad checks and late fees had been introduced in December 1998 which resulted in a significant increase in this income source in the early months of 1999. As a result of the declining portfolio size and improved customer compliance, such fees represent a lower portion of total income on the credit card portfolio in the current year period. The higher bad debt expense is primarily associated with losses related to closed store portfolio accounts. The Company accrued at March 31, 2000, the estimated loss related to the closed store segment of the credit card program. Approximately $2.6 million of the loss reserve was offset against the portfolio income for the three month period ended June

30, 2000, such that the reported finance income for such period was approximately $4.6 million lower than the respective prior year period.

Reorganization items for the three month period ended June 30, 2000, included a charge of $0.6 million for the write-down on two previously closed stores. Professional fees and other expenses related to bankruptcy services rendered during the three month periods ended June 30, 2000 and 1999 were $1.7 million and $1.1 million, respectively.

Levitz has not recorded any tax benefits for the losses incurred during the periods ended June 30, 2000 and 1999. Levitz does not anticipate recording any tax benefit for the remainder of Fiscal 2001, subject to changes in operating performance.

As a result of the aforementioned factors, net loss for the period ended June 30, 2000 amounted to $9.5 million or 7.4% of net sales as compared to net loss of $9.1 million or 7.5% of net sales for the same period of the prior year.

Liquidity and Capital Resources

Cash Flows

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from customer credit obligations under the private-label credit card program by Household), trade credit and borrowings under the DIP Facility. During the quarter ended June 30, 2000, Levitz used approximately $7.1 million of net cash flow in operations before changes in operating assets and liabilities. Changes in operating assets and liabilities further reduced net cash flow from operations by $13.7 million primarily due to a significant reduction of accrued expenses and other liabilities. The reduction of accrued expenses consisted of payments applied against closed store reserves of $3.9 million and a reduction of other items of $9.8 million primarily related to the private label credit card program with Household Bank.

Cash provided by investing activities of approximately $1.3 million for the period ended June 30, 2000 was related to proceeds from asset sales of closed facilities. These proceeds were applied as repayments to the DIP Facility as required by the agreement.

Levitz's total capital expenditures were approximately $1.1 million during the period ended June 30, 2000. Levitz spent $0.7 million and $0.4 million on existing store improvements and equipment, respectively. Management plans provide for approximately $14.0 million for capital expenditures in the current fiscal year of which approximately $4.9 million is for maintenance of existing facilities and $8.3 million is for new warehouse facilities, store relocations and new store sites. The ability to make these capital expenditures will be subject to availability of financing and negotiating agreements with regard to any new facilities.

Net cash used provided by financing activities amounted to $20.4 million in the period ended June 30, 2000 and includes additional borrowings under the DIP Facility of $18.5 million and an increase in outstanding checks and cash overdrafts of $2.0 million. The $18.5 million increase in borrowings under the DIP facility was comprised of a $15.7 million increase in the overadvance term loan (including secondary notes of $0.6 million) and a net increase in the revolver of $2.8 million.

Debt

LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Commercial Corp. ("BTCC") as agent. The DIP Facility approved by the Bankruptcy Court provides for up to $140.0 million of availability. The DIP Facility contained revolving loans of $85.0 million and overadvance term loans of $55.0 million. Letter of Credit obligations under the revolving DIP Facility were limited to $25.0 million. The DIP Facility has been intended to provide Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases. The Company does not currently have any other source of financing to support its cash flows beyond the December 31, 2000 maturity of this facility.

Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either BTCC's prime lending rate plus 1.50% or BTCC's LIBOR rate plus 3.75%. Levitz is required to pay an unused line fee of 0.50%, and a letter of credit fee of 2.0%. The maximum borrowings, excluding the overadvance term commitments, under the DIP Facility are limited to 85% of eligible Accounts Receivable, 75% of Eligible Inventory (as both are defined in the DIP Facility) less any fixed asset sublimit.

The overadvance term loan bears interest at 16%, payable monthly, and also requires a monthly collateral management fee equal to .75% of the funded balance of the overadvance term loan. The collateral management fee is paid by issuing secondary notes equal to the amount of the fee due each month. The secondary notes also bear interest at 16%, payable monthly, and are subject to the monthly collateral management fee which is payable through issuance of additional secondary notes.

At June 30, 2000, the outstanding balances under the DIP facility were $60.2 million under the revolver, $35.0 million under the overadvance term loan and $0.6 million of secondary notes.

The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of Levitz and all Levitz subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, and a prohibition on paying dividends.

On June 21, 2000, the Bankruptcy Court approved the Eighteenth Amendment to the Agreement which (i) extended the DIP Facility to December 31, 2000, (ii) decreased the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waived violations of EBITDA covenants required as of March 31, 2000 and set minimum EBITDA at negative $2,000,000 and $0 for the three and six month periods ending June 30 and September 30, 2000, respectively and (iv) provided for an increase in the Overadvance Term Loan commitment to a total of $45 million.

On August 10, 2000, the Bankruptcy Court approved the Nineteenth Amendment to the Agreement which (i) increased the overadvance term commitment to $55 million and (ii) modified the borrowing base fixed asset sublimit definition to provide for a reduction in the borrowing base in the amount equal to any net proceeds from the sale of real property, and (iii) amended the terms of the overadvance term loan to permit the payment of a .75% collateral management fee on the outstanding balance of any secondary notes which are issued as payment-in-kind for the amount of the monthly collateral management fee. The Company had borrowed the full $55 million available under the overadvance term loan as of August 18, 2000.

Levitz is currently negotiating with the lenders a new amendment to the DIP Facility, which would eliminate the requirement for the fixed asset sublimit and result in an increased availability under the DIP Facility of $6.1 million. In addition, the overadvance term loan would be amended to require all prospective payments of interest be made by payment-in-kind issuance of secondary notes equal to the 16% cash interest that would otherwise be payable monthly.

Although LFI and Levitz are currently in compliance with the DIP Facility, Management believes that Levitz must obtain additional financing and/or other contract concessions to remain in compliance with the DIP Facility in the near future. No assurances can be given that additional financing and/or other contract concessions can be obtained.

Levitz is exposed to market risk as a result of the terms of the DIP Facility which requires the Company to pay a variable interest rate based on the fluctuation of Bankers Trust Company's prime lending or LIBOR rates. The change in annual cash flow and earnings resulting from a 1% increase or decrease in interest rates based on outstanding borrowings at June 30, 2000 would be approximately $0.6 million assuming other variables remained constant.

Private-Label Credit Card Program

On September 4, 1998, Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $19.9 million at June 30, 2000, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

At June 30, 2000, Household's portfolio balance was $450.5 million. Levitz recorded income from the Merchant Agreement of $5.6 million and $10.2 million for the three month periods ended June 30, 2000 and 1999, respectively.

Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. Levitz is also required under the Merchant Agreement to fund a merchant risk reserve of 3.5% of all amounts financed up to a stipulated dollar amount. A one percent increase or decrease in the finance charge to customers or the cost of capital or the credit loss rate would increase or decrease the annual income from the portfolio by $3.5 million to $5.5 million.

Going Concern

On May 25, 2000, the Debtors filed a "Disclosure Statement" and a "Second Amended Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Plan contemplated a management agreement between Seaman Furniture Company, Inc. ("Seaman") and LFI (the "Management Agreement") and a shared services agreement between Seaman and LFI (the "Shared Services Agreement").

On June 23, 2000, the Chancery Court of Delaware issued a preliminary injunction prohibiting Seaman from performing or taking any further action with respect to the performance of the aforementioned Management and Shared Services agreements. While Levitz is not a party to the Chancery Court Action, this decision makes it unlikely that the Company will be able to implement the Plan of Reorganization as filed by the Company on May 25, 2000.

On August 10, 2000, Levitz announced that it had been advised that the parties to the Chancery Court action had reached agreement on the terms of a settlement of that litigation. Upon satisfaction and performance of the conditions to the settlement, Levitz and Seaman will be able to proceed with negotiation of a transaction to combine operations that would form the basis for an amended plan of reorganization. Levitz intends to proceed with such a plan of reorganization. The ability of the Company to obtain confirmation of its amended plan of reorganization will be dependent upon, among other things, obtaining additional new capital and negotiating appropriate working capital and private label credit card agreements.

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

PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.73: Amendment No. 19 dated as of July 31, 2000 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as Agent.

               Exhibit 27:  Financial Data Schedule

         (b)   Report on Form 8-K:

               On June 28, 2000 the registrant filed a Report on Form 8-K under "Item 5: Other Events" disclosing the issuance of the injunction against Seaman in the Chancery Court action.

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       LEVITZ FURNITURE CORPORATION
                                                (Registrant)




Date:  August 21, 2000                 /s/ MICHAEL McCREERY
                                       -----------------------------------------
                                           Michael McCreery
                                           Senior Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

           Number
        Exhibit Table                            Exhibit
        -------------                            ------

            10.73 Amendment No. 19 dated as of July 23, 1999 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as agent.

             27            Financial Data Schedule.