Form 10-Q
period 2000-09-30
LEVITZ FURNITURE CORP /FL/
filed 2000-11-14
CIK 58997

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________


Commission File Number 33-61534


                          Levitz Furniture Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                               23-1657490
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

7887 North Federal Highway, Boca Raton, FL                          33487-1613
------------------------------------------                          ----------
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

On October 31, 2000, there were 1,000 shares of Common Stock, par value $0.40 outstanding.

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

                               SEPTEMBER 30, 2000

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

              Consolidated Condensed Statements of Operations............... 4

              Consolidated Condensed Statements of Cash Flows............... 5

              Notes to Consolidated Condensed Financial Statements.......... 6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Comparison of Operations......................................12

              Liquidity and Capital Resources...............................14

PART II - OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K........................18

       Signatures   ........................................................19

       Exhibit Index........................................................20

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                           September 30,    March 31,
                                               2000           2000
                                             ---------      ---------
                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $   3,774      $   2,891
  Receivables                                   20,673         21,340
  Inventories                                   78,208         80,293
  Deposits and prepaid expenses                  4,769          4,347
                                             ---------      ---------

    Total current assets                       107,424        108,871
                                             ---------      ---------

PROPERTY AND EQUIPMENT, net                     31,525         34,075
                                             ---------      ---------

PROPERTY UNDER CAPITAL LEASES, net              20,408         27,772
                                             ---------      ---------

OTHER ASSETS:
  Intangible leasehold interests                 3,632          5,085
  Property held for disposal                        --          2,250
  Other                                         27,007         21,321
                                             ---------      ---------
                                                30,639         28,656
                                             ---------      ---------
                                             $ 189,996      $ 199,374
                                             =========      =========

   LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                            $  12,391      $  10,210
  Current portion of obligations
    under capital leases                            80            351
  Accounts payable, trade                       30,890         23,558
  Accrued expenses and other liabilities        81,939         84,491
  Payable to parent                             13,607         13,622
  Deferred income taxes                            138             --
  DIP Facility                                  97,150         77,392
                                             ---------      ---------

    Total current liabilities                  236,195        209,624
                                             ---------      ---------

OBLIGATIONS UNDER CAPITAL LEASES,
  net of current portion                        22,739         25,946
                                             ---------      ---------

OTHER NONCURRENT LIABILITIES                    16,073         15,078
                                             ---------      ---------

DEFERRED INCOME TAXES                            6,035          6,173
                                             ---------      ---------

LIABILITIES SUBJECT TO COMPROMISE              293,996        293,708
                                             ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, at par value                         1              1
  Capital in excess of par                      58,453         58,453
  Retained earnings (deficit)                 (443,496)      (409,609)
                                             ---------      ---------
    Total stockholder's deficit               (385,042)      (351,155)
                                             ---------      ---------
                                             $ 189,996      $ 199,374
                                             =========      =========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                        Three Months Ended       Six Months Ended
                                           September 30,           September 30,
                                         2000        1999        2000        1999
                                       ---------   ---------   ---------   ---------
Net sales                              $ 126,893   $ 126,331   $ 255,282   $ 246,319
                                       ---------   ---------   ---------   ---------
Costs and expenses:
  Cost of sales                           70,877      72,058     142,680     140,159
  Selling, general and administrative
    expenses                              55,193      55,961     112,318     105,690
  Depreciation and amortization            1,957       2,082       3,911       5,003
  Interest expense, net                    5,708       3,153      10,417      10,376
                                       ---------   ---------   ---------   ---------

                                         133,735     133,254     269,326     261,228
                                       ---------   ---------   ---------   ---------
Loss before reorganization items and
  income taxes                            (6,842)     (6,923)    (14,044)    (14,909)
                                       ---------   ---------   ---------   ---------

Reorganization items:
  Loss on store closings                  15,672       3,050      16,272       3,050
  Professional fees                        1,885       1,538       3,571       2,602
                                       ---------   ---------   ---------   ---------
    Total                                 17,557       4,588      19,843       5,652
                                       ---------   ---------   ---------   ---------

Loss before income taxes                 (24,399)    (11,511)    (33,887)    (20,561)

Income taxes                                  --          --          --          --
                                       ---------   ---------   ---------   ---------

Net loss                               $ (24,399)  $ (11,511)  $ (33,887)  $ (20,561)
                                       =========   =========   =========   =========

Net loss per common share              $ (24,399)  $ (11,511)  $ (33,887)  $ (20,561)
                                       =========   =========   =========   =========

Weighted average number of common
  shares outstanding                       1,000       1,000       1,000       1,000
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

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Six Months Ended
                                                             September 30,
                                                       ---------------------
                                                         2000        1999
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (33,887)  $ (20,561)
                                                       ---------   ---------
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                             2,425       2,982
  Amortization                                             1,486       2,021
  Loss/(gain) on disposal of property and equipment           14         (30)
  Pension expense                                           (350)        (29)
  Reorganization items, non-cash                          10,405         465

  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                          1,025       1,177
      Inventories                                         (4,436)     (2,252)
      Deposits and prepaid expenses                         (422)        271
      Other, net                                          (5,201)     (4,719)
    Increase (decrease) in:
      Accounts payable, trade                              7,332       7,939
      Accrued expenses and other liabilities              (4,578)     (9,493)
      Payable to parent                                      (18)        (77)
      Other noncurrent liabilities                          (614)       (208)
                                                       ---------   ---------

        Total adjustments                                  7,068      (1,953)
                                                       ---------   ---------

  NET CASH USED IN OPERATING ACTIVITIES                  (26,819)    (22,514)
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (2,247)     (2,639)
  Proceeds from sale of property and equipment and
    other assets                                           8,225     113,636
                                                       ---------   ---------
   NET CASH PROVIDED BY INVESTING ACTIVITIES               5,978     110,997
                                                       ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under DIP Facility                          317,571     290,405
  Repayments under DIP Facility                         (297,813)   (369,152)
  Principal payments on long-term debt                        --      (6,962)
  Principal payments under capital lease obligations        (215)       (412)
  Increase/(decrease) in cash overdrafts                   2,181      (1,876)
                                                       ---------   ---------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     21,724     (87,997)
                                                       ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         883         486

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             2,891       3,046
                                                       ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $   3,774   $   3,532
                                                       =========   =========

              The accompanying notes are an integral part of these
                         condensed financial statements

                  LEVITZ FURNITURE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000

                                   (Unaudited)

1.       CHAPTER 11 PROCEEDINGS AND BASIS OF PRESENTATION:

         Levitz Furniture Corporation (Levitz), a Florida corporation, is a wholly-owned subsidiary of Levitz Furniture Incorporated (LFI).

         On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court (the "Court") for the District of Delaware, Wilmington, Delaware under Case No. 97-1842(MFW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, Levitz as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court. Because LFI is operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the existing directors and officers of Levitz continue to manage the operations of Levitz subject to the supervision and orders of the Court.

         Certain subsidiaries were not included in the Chapter 11 filings. These subsidiaries are inactive and the results of their operations and financial position are not material to the consolidated financial statements.

         On October 13, 2000, the Debtors filed a "Disclosure Statement" and a "Third Amended Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Plan contemplates the formation of a new holding company - Levitz Home Furnishings, Inc. ("LHFI") which will own 100% of the stock of Levitz and Seaman Furniture Company, Inc. ("Seaman") and will allow the operations of the two companies to be combined in certain respects.

         The following is a summary of anticipated distributions under the Plan:

                  Class 1 - Priority Claims - Will receive cash in the amount of the allowed claim or such other treatment as to which the Debtors and such holder shall have agreed upon in writing.

                  Class 3 - Miscellaneous Secured Claims - The legal, equitable and contractual rights of a holder shall be reinstated.

                  Class 4 - Small Unsecured Claims - This claim is a small unsecured claim of equal to or less than $40,000. The holder will receive a percentage of the allowed claim ranging from 6.3% to 12.6% depending upon the classification of the claim.

                  Class 5 - General Unsecured Claims - This is an unsecured claim in excess of $40,000. The holders will receive in total 7.0% of the LHFI Initially Issued Common Stock, in full satisfaction settlement, release, and discharge of such allowed claims. Each holder will receive a percentage of the total stock distribution ranging from 6.3% to 12.6% depending upon the classification of the claim.

                  Class 8 - Interests - A holder of a Class 8 Interest (stock or interests in stock) shall not be entitled to, and shall not, receive or retain any property or interest in property on account of such Class 8 Interest.

         It is anticipated with LFI's emergence from bankruptcy, that LHFI will enter into a senior secured borrowing facility that will provide a maximum commitment of $100.0 million ("Senior Facility") and a junior secured debt facility ("Junior Facility") of at least $47.0 million. In addition, the overadvance term loan portion of the DIP Facility will be converted into LHFI equity. Also, LFI and Seaman management are negotiating equity commitments and other agreements with investors, in excess of $40.0 million. Both facilities, the conversion of the overadvance term notes, equity commitments and other agreements will allow the pay down of Levitz's DIP Facility and provide the cash and liquidity necessary for LHFI to continue normal operations. Management of LFI and Seaman are currently negotiating the Senior Facility, the Junior Facility the conversion of Levitz's overadvance term loans to LHFI equity and other equity commitments and agreements. No assurances can be given that these negotiations will be successful.

         The Disclosure Statement was approved by the Court on October 31, 2000 and a hearing is scheduled for the confirmation of the Third Amended Joint Plan of Reorganization of the Debtors on December 8, 2000.

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

         In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission for any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated condensed balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. Levitz has notified all known claimants subject to the August 10, 1998 bar date of their need to file a proof of claim with the Court. A bar date is the date by which claims against Levitz must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and will be either amicably resolved or adjudicated before the Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of September 30, 2000, the Debtors had rejected leases for 28 store locations, reached agreement with the landlord on seven store locations to terminate without liability and assumed and assigned leases on 38 store locations without liability. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to October 27, 2000. The Debtors have requested from the Court an extension of the date to December 25, 2000. No assurances can be given that such an extension will be granted. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for the stores that have been closed through September 30, 2000. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of September 30, 2000; the results of operations and cash flows for the periods then ended. The results of operations for the period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

2.       REVENUE RECOGNITION:

         Levitz recognizes revenue at the time a sales order is written and the following conditions are met: the merchandise is in stock and is available for sale; for a credit sale, the credit is approved by the financing company; and for merchandise requested to be delivered by a customer, a firm delivery date is set, and a down payment is received. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Upon the emergence from Chapter 11, or no later than January 1, 2001, the Company will change its method of accounting to record merchandise sales upon delivery of merchandise to customers, rather than prior to delivery, in order to be consistent with the provisions of SAB 101. Had the Company elected to adopt SAB 101 at September 30, 2000, the pre-tax amount of the one-time non-cash charge is estimated to have been between $5.0 to $7.0 million. The cumulative effect of the change represents the deferral of previously recorded revenue, net of cost of sales and direct selling costs, related to merchandise that had not been delivered to the customer as of September 30, 2000. This change in accounting will impact future interim and fiscal year reporting periods based on seasonal trends in sales and corresponding delivery cycles. However, there will be no impact on the Company's cash flows from operations as a result of this change.

3.       DEBT:

         LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Commercial Corp. ("BTCC") as agent. The DIP Facility approved by the Bankruptcy Court provides for up to $140.0 million of availability. The DIP Facility includes revolving loans of $85.0 million and overadvance term loans of $55.0 million. Letter of Credit obligations under the revolving DIP Facility were limited to $25.0 million. The DIP Facility has been intended to provide Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases.

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

         The overadvance term loan bears interest at 16%, payable monthly, and also requires a monthly collateral management fee equal to .75% of the funded balance of the overadvance term loan and secondary notes. The collateral management fee was paid by issuing secondary notes equal to the amount of the fee due each month. Effective September 1, 2000 secondary notes are being issued to pay all interest and the monthly collateral management fee.

         At September 30, 2000, the outstanding balances under the DIP facility were $40.1 million under the revolver, $55.0 million under the overadvance term loan and $2.0 million of secondary notes. Excess availability under the DIP Facility at October 30, 2000 was $14.5 million.

         The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of Levitz and all Levitz subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, and a prohibition on paying dividends. LFI and Levitz are currently in compliance with the DIP Facility.

         On June 21, 2000, the Court approved the Eighteenth Amendment to the Agreement which (i) extended the DIP Facility maturity to December 31, 2000, (ii) decreased the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waived violations of EBITDA covenants required as of March 31, 2000 and set minimum EBITDA at negative $2,000,000 and $0 for the three and six month periods ending June 30 and September 30, 2000, respectively and (iv) provided for an increase in the Overadvance Term Loan commitment to a total of $45 million.

         On August 10, 2000, the Court approved the Nineteenth Amendment to the Agreement which (i) increased the overadvance term commitment to $55 million and (ii) modified the borrowing base fixed asset sublimit definition to provide for a reduction in the borrowing base in the amount equal to any net proceeds from the sale of real property, and
         (iii) amended the terms of the overadvance term loan to permit the payment of a .75% collateral management fee on the outstanding balance of any secondary notes which are issued as payment-in-kind for the amount of the monthly collateral management fee. The Company had borrowed the full $55 million available under the overadvance term loan as of August 18, 2000.

         Effective August 31, 2000, the Court approved the Twentieth Amendment to the Agreement, which among other things, (i) made the proceeds of asset dispositions solely discretionary by BTCC as to the effect on the fixed asset sublimit, (ii) disallowed prepayment of the overadvance term loans and (iii) requires all prospective payments of interest and collateral fee be made by payment-in-kind issuance of secondary notes equal to the 16% cash interest that would otherwise be payable monthly.

         It is anticipated with Levitz's emergence from bankruptcy, that LHFI will enter into a senior secured borrowing facility that will provide a maximum commitment of $100.0 million ("Senior Facility") and a junior secured debt facility ("Junior Facility") of at least $47.0 million. In addition, the overadvance term loan portion of the DIP Facility will be converted into LHFI equity. Also, LFI and Seaman management are negotiating equity commitments and other agreements with investors, in excess of $40.0 million. Both facilities, the conversion of the overadvance term notes, equity commitments and other agreements will allow the pay down of Levitz's DIP

         Facility and provide the cash and liquidity necessary for LHFI to continue normal operations. Management of LFI and Seaman are currently negotiating the Senior Facility, the Junior Facility the conversion of Levitz's overadvance term loans to LHFI equity and other equity commitments and agreements. No assurances can be given that these negotiations will be successful.

         Levitz is exposed to market risk as a result of the terms of the revolver portion of the DIP Facility which requires the Company to pay a variable interest rate based on the fluctuation of Bankers Trust Company's prime lending or LIBOR rates. The change in annual cash flow and earnings resulting from a 1% increase or decrease in interest rates based on outstanding borrowings at September 30, 2000 would be approximately $0.4 million assuming other variables remained constant.

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

                                                      September 30,
                                                          2000
                                                       (Dollars in
             Liabilities Subject to Compromise         (thousands)
             ---------------------------------        -------------

         Accounts payable, trade                         $ 38,901
         Accrued expenses                                  15,310
         13.375% Senior Notes due 10/15/98                 96,031 (1)
         9.625% Senior Subordinated Notes due 7/15/03     101,337 (1)
         Reserve for lease rejection claims                20,702
         Executive retirement and employment agreements    17,500
         General liability claims                             736
         Reserve for previous store closings                1,353
         Common area maintenance                              234
         Real estate taxes                                  1,407
         Personal property taxes                              485
                                                         --------
                                                         $293,996
                                                         ========
         ------------
         (1)     Includes accrued interest at September 4, 1997.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the Debtors reject the leases. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $10.9 million was not recorded on certain pre-petition debt in each of the six month periods ended September 30, 2000 and 1999.

5.       PRIVATE-LABEL CREDIT CARD PROGRAM:

         On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves ("Merchant Risk Reserve") retained or accumulated by Household, totaling $22.5 million at September 30, 2000, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement. Both the reserves and obligations are limited to a certain maximum amount under the Merchant Agreement. Levitz funds the Merchant Risk Reserve through a reduction of 3.5% on all customer accounts financed.

         At September 30, 2000, Household's portfolio balance was $456.2 million. Levitz recorded income of $13.2 million and $18.6 million for the six month periods ended September 30, 2000 and 1999, respectively.

         Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is obligated for all credit losses under the portfolio up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. Levitz is also required under the Merchant Agreement to fund a merchant risk reserve of 3.5% of all amounts financed up to a stipulated dollar amount. A one percent increase or decrease in the finance charge to customers or the cost of capital or the credit loss rate would increase or decrease the annual income from the portfolio by $3.5 million to $5.0 million.

6.       REORGANIZATION ITEMS:

         Store Closings

         In September 2000 Levitz closed six under-performing stores in the Boston Market, Reading, PA and Bakersfield, CA. Th pre-tax charge for the store closings was $15.4 million and included non-cash charges of $9.8 million primarily for the write-down of fixed assets, capital leases, inventory and other assets to their net realizable values and the recognition of lease rejection claims. Cash charges included severance pay of $0.6 million and continuing expenses of $5.0 million. In addition, property held for disposal was written down in the amount of $0.6 million and a lease rejection claim of $0.3 million was accrued on a previously closed store.

         Professional fees

         Professional fees include accounting, legal and consulting services provided to LFI and the Creditors' Committee which, subject to Court approval, are required to be paid by LFI while it is in Chapter 11.

7.       LOSS PER SHARE:

         Loss per common share is based on the weighted average number of common shares outstanding during each period of 1,000 shares.

8.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                          Six Months Ended
                                            September 30,
                                          ----------------
                                           2000     1999
                                          -------  -------

         Interest paid                    $ 9,162  $12,005
                                          =======  =======

         Income tax paid (refunded), net  $     7  $    64
                                          =======  =======

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

Comparison of Operations

The following table sets forth Levitz's results of operations expressed as a percentage of net sales for the periods indicated:

                                             Percentage of Net Sales
                                        -----------------------------------
                                       THREE MONTHS ENDED  SIX MONTHS ENDED
                                         September 30,       September 30,
                                        ---------------     ---------------
                                        2000      1999      2000      1999
                                        -----     -----     -----     -----
Net sales                               100.0%    100.0%    100.0%    100.0%

Cost of sales                            55.9      57.0      55.9      56.9
                                        -----     -----     -----     -----

Gross profit                             44.1      43.0      44.1      43.1

Selling, general and administrative
  expenses                               43.5      44.3      44.0      42.9

Depreciation and amortization             1.5       1.6       1.5       2.0

Interest expense                          4.5       2.5       4.1       4.2
                                        -----     -----     -----     -----

Loss before reorganization items
  and income taxes                       (5.4)     (5.4)     (5.5)     (6.0)

Reorganization items                     13.8       3.6       7.8       2.3
                                        -----     -----     -----     -----

Net loss                                (19.2)%    (9.0)%   (13.3)%    (8.3)%
                                        =====     =====     =====     =====

Comparable store sales increase/
  (decrease)                              1.9%     (2.9)%     4.7%     (1.3)%
                                        =====     =====     =====     =====


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net sales of $126.9 million for the three month period ended September 30, 2000 increased $0.6 million or 0.5% from net sales of $126.3 million in the same period for the prior year. Sales on a comparable store basis increased 1.9%. Comparable store sales for July and August 2000 increased 0.5% and 1.9%, respectively from the same months of the prior year. September 2000 comparable store sales increased 3.2% from the comparable period of the prior year. September 2000 comparable store sales did not include the Boston Market, Reading PA and Bakersfield, CA, since these stores were closed during the month of September 2000.

Gross profit as a percentage of net sales increased to 44.1% for the three month period ended September 30, 2000 compared to 43.0% in the same period of the prior year. The gross margin increase was due to increased penetration of the new furniture warranty program and the reduction of clearance promotions and special bedding promotions that occurred in the prior year.

Selling, general and administrative (SG&A) expenses of $55.2 million for the period ended September 30, 2000 decreased $0.8 million or 1.4% from SG&A expenses of $56.0 million in the same period for the prior year. The reduction in SG&A expenses was due to a decrease of $2.2 million in advertising costs as offset primarily by a decrease in service fee income under the Merchant Agreement of $0.8 million and an increase in rent expense of $0.6 million due to the sale leaseback of owned property and the sale of leasehold interests on leased property.

Reorganization items for the three month period ended September 30, 2000 included a charge of $15.7 million for the closing of six stores in the Boston Market, Reading, PA and Bakersfield, CA and the accrual of a lease rejection claim on one previously closed store. Professional fees and other expenses related to bankruptcy services rendered during the three month periods ended September 30, 2000 and 1999 were $1.9 million and $1.5 million, respectively.

Levitz has not recorded any tax benefits for the losses incurred during the periods ended September 30, 2000 and 1999. LFI does not anticipate recording any tax provision for the remainder of Fiscal 2001, subject to changes in operating performance.

As a result of the aforementioned factors, net loss for the period ended September 30, 2000 amounted to $24.4 million or 19.2% of net sales as compared to net loss of $11.5 million or 9.0% of net sales for the same period of the prior year.

Six Months Ended September 30, 2000 Compared to Six Months Ended
September 30, 1999

Net sales of $255.3 million for the six month period ended September 30, 2000 increased $9.0 million or 3.7% over net sales of $246.3 million in the same period for the prior year. Net sales on a comparable store basis increased 4.7%. The majority of the increase in net sales on a comparable store basis is due to the increase in net sales from the new furniture warranty program.

Gross profit as a percentage of net sales increased to 44.1% for the six month period ended September 30, 2000 compared to 43.1% in the same period of the prior year. The gross margin increase was due to increased penetration of the new furniture warranty program and the reduction of clearance promotions and special bedding promotions that occurred in the prior year.

Selling, general and administrative ("SG&A") expenses increased $2.5 million for the six month period ended September 30, 2000 as compared to the same period for the prior year. The increase in SG&A expenses primarily includes a reduction in the service fee income under the Merchant Agreement of $5.4 million, an increase in rent expense of $2.7 million due to the sale leaseback of owned property and the sale of leasehold interests on leased property, an increase in salaries and employee benefits of $1.4 million and an increase in delivery expense of $0.7 million as offset by a reduction in advertising costs of $3.6 million.

Depreciation and amortization for the six month period ended September 30, 2000 decreased to $3.9 million from $5.0 million or 22.0% from the same period of the prior year. The decrease was primarily due to the closing of stores and the disposal of those store assets.

Interest expense for the six month period ended September 30, 2000 and 1999 was $10.4 million. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $11.6 million was not recorded on certain pre-petition unsecured debt for each of the six month periods ended September 30, 2000 and 1999.

Reorganization items for the six month period ended September 30, 2000 included a charge of $16.3 million for the closing of six under-performing stores in the Boston Market, Reading, PA and Bakersfield, CA in the amount of $15.4, the write-down of $.06 million on property held for disposal and the accrual of $0.3 million for a lease rejection claim on a previously closed store. Reorganization items for the six month period ended September 30, 1999 included a charge of $3.1 million for revised estimates of continuing expenses on closed stores and idle space in continuing stores as well as an additional write-down on property held for disposal. Also included as reorganizational items are professional fees of $3.6 million and $2.6 million for accounting, legal and consulting services provided to LFI and the Creditors' Committee while LFI is in Chapter 11 for the six month periods ended September 30, 2000 and 1999, respectively.

Levitz has not recorded any tax benefits for the loss incurred during the six month periods ended September 30, 2000 and 1999. LFI does not anticipate recording any tax provision for the remainder of Fiscal 2001, subject to changes in operating performance.

Net loss for the six month period ended September 30, 2000 was $24.4 million or 13.3% of net sales as compared to a net loss of $20.6 million or 8.3% of net sales for the same period of the prior year.

Liquidity and Capital Resources

Cash Flows

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from customer credit obligations under the Private-Label Credit Card Program by Household), trade credit and borrowings under the DIP Facility. During the six month period ended September 30, 2000, Levitz used approximately $19.9 million of net cash flow in operations before changes in operating assets and liabilities. Changes in operating assets and liabilities further reduced net cash flow from operations by $6.9 million. Increases in inventory of $4.4 million, deposits and prepaid expenses of $0.4 million, other assets (largely the Household Merchant Risk Reserve under the Private-Label Credit Card Program) of $5.2 million and the reduction of accrued expenses and non-current liabilities of $5.2 million had an unfavorable impact on cash flow. Cash flow was favorably impacted by an increase in trade payables of $7.3 million and a decrease in customer receivables of $1.0 million. The decrease in accrued expenses was primarily due to the reduction in amounts payable under the Merchant Agreement of $10.1 million, reduction in accrued operating expenses of $1.6 million as offset by the increase in store closing reserves of $7.1 million primarily due to the stores closed in September 2000.

Cash provided by investing activities for the six month period ended September 30, 2000 includes $1.3 million of proceeds from the sale of closed stores and other assets and $6.9 million in proceeds from sale-leaseback transactions on continuing stores, the net proceeds from which were applied as repayments to the DIP Facility as required by the agreement.

Levitz's total capital expenditures were approximately $2.2 million during the six month period ended September 30, 2000. The capital expenditures were for existing store renovations and equipment. Levitz capital expenditures for the remainder of the fiscal year will depend on obtaining new financing at the effective date of the Plan of Reorganization. If the new financing is obtained it is expected that capital expenditures will increase significantly and the increase will primarily be for warehouse consolidations and store relocations.

Net cash used in financing activities amounted to $21.7 million during the six month period ended September 30, 2000. Net borrowings under the DIP Facility were $19.8 million. Principal payments under capital lease obligations were $0.2 million and outstanding checks and cash overdrafts increased $2.2 million.

Debt

LFI, Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Commercial Corp. ("BTCC") as agent. The DIP Facility approved by the Bankruptcy Court provides for up to $140.0 million of availability. The DIP Facility includes revolving loans of $85.0 million and overadvance term loans of $55.0 million. Letter of Credit obligations under the revolving DIP Facility were limited to $25.0 million. The DIP Facility has been intended to provide Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases.

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

The overadvance term loan bears interest at 16%, payable monthly, and also requires a monthly collateral management fee equal to .75% of the funded balance of the overadvance term loan and secondary notes. The collateral management fee was paid by issuing secondary notes equal to the amount of the fee due each month. Effective September 1, 2000 secondary notes are being issued to pay all interest and the monthly collateral management fee.

At September 30, 2000, the outstanding balances under the DIP facility were $40.1 million under the revolver, $55.0 million under the overadvance term loan and $2.0 million of secondary notes. Excess availability under the DIP Facility at October 30, 2000 was $14.5 million.

The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of Levitz and all Levitz subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, and a prohibition on paying dividends. LFI and Levitz are currently in compliance with the DIP Facility.

On June 21, 2000, the Court approved the Eighteenth Amendment to the Agreement which (i) extended the DIP Facility to December 31, 2000, (ii) decreased the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waived violations of EBITDA covenants required as of March 31, 2000 and set minimum EBITDA at negative $2,000,000 and $0 for the three and six month periods ending June 30 and September 30, 2000, respectively and (iv) provided for an increase in the Overadvance Term Loan commitment to a total of $45 million.

On August 10, 2000, the Court approved the Nineteenth Amendment to the Agreement which (i) increased the overadvance term commitment to $55 million and (ii) modified the borrowing base fixed asset sublimit definition to provide for a reduction in the borrowing base in the amount equal to any net proceeds from the sale of real property, and (iii) amended the terms of the overadvance term loan to permit the payment of a .75% collateral management fee on the outstanding balance of any secondary notes which are issued as payment-in-kind for the amount of the monthly collateral management fee. The Company had borrowed the full $55 million available under the overadvance term loan as of August 18, 2000.

Effective August 31, 2000, the Court approved the Twentieth Amendment to the Agreement, which among other things, (i) made the proceeds of asset dispositions solely discretionary by BTCC as to the effect on the fixed asset sublimit, (ii) disallowed prepayment of the overadvance term loans and (iii) requires all prospective payments of interest be made by payment-in-kind issuance of secondary notes equal to the 16% cash interest that would otherwise be payable monthly.

It is anticipated with LFI's emergence from bankruptcy, that LHFI will enter into a senior secured borrowing facility that will provide a maximum commitment of $100.0 million ("Senior Facility") and a junior secured debt facility ("Junior Facility") of at least $47.0 million. In addition, the overadvance term loan portion of the DIP Facility will be converted into LHFI equity. Also, LFI and Seaman management are negotiating equity commitments and other agreements with investors, in excess of $40.0 million. Both facilities, the conversion of the overadvance term notes, equity commitments and other agreements will allow the pay down of Levitz's DIP Facility and provide the cash and liquidity necessary for LHFI to continue normal operations. Management of LFI and Seaman are currently negotiating the Senior Facility, the Junior Facility the conversion of Levitz's overadvance term loans to LHFI equity and other equity commitments and agreements. No assurances can be given that these negotiations will be successful.

Private-Label Credit Card Program

On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves ("Merchant Risk Reserve") retained or accumulated by Household, totaling $22.5 million at September 30, 2000, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement. Both the reserves and obligations are limited to a certain maximum amount under the Merchant Agreement. Levitz funds the Merchant Risk Reserve through a reduction of 3.5% on all customer accounts financed.

At September 30, 2000, Household's portfolio balance was $456.2 million. Levitz recorded income of $13.2 million and $18.6 million for the six month periods ended September 30, 2000 and 1999, respectively.

Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is obligated for all credit losses under the portfolio up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. Levitz is also required under the Merchant Agreement to fund a merchant risk reserve of 3.5% of all amounts financed up to a stipulated dollar amount.

Going Concern

The Company believes that cash on hand, amounts available under the DIP Facility, as amended, and funds from operations will enable the Company to meet its current liquidity and capital expenditures requirements.

On October 13, 2000, the Debtors filed a "Disclosure Statement" and a "Third Amended Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Plan contemplates the formation of a new holding company ("LHFI") which will own 100% of the stock of Levitz and Seaman Furniture Company, Inc. ("Seaman") and to allow the operations of the two companies to be combined in certain respects. Under the Plan, Class 5 General Unsecured Creditors will receive stock in LHFI and Levitz's stockholders and other parties holding equity interests in Levitz will not receive any distributions.

         The following is a summary of anticipated distributions under the Plan:

                  Class 1 - Priority Claims - Will receive cash in the amount of the allowed claim or such other treatment as to which the Debtors and such holder shall have agreed upon in writing.

                  Class 3 - Miscellaneous Secured Claims - The legal, equitable and contractual rights of a holder shall be reinstated.

                  Class 4 - Small Unsecured Claims - This claim is a small unsecured claim of equal to or less than $40,000. The holder will receive a percentage of the allowed claim ranging from 6.3% to 12.6% depending upon the classification of the claim.

                  Class 5 - General Unsecured Claims - This is an unsecured claim in excess of $40,000. The holders will receive in total 7.0% of the LHFI Initially Issued Common Stock, in full satisfaction settlement, release, and discharge of such allowed claims. Each holder will receive a percentage of the total stock distribution ranging from 6.3% to 12.6% depending upon the classification of the claim.

                  Class 8 - Interests - A holder of a Class 8 Interest (stock or interests in stock) shall not be entitled to, and shall not, receive or retain any property or interest in property on account of such Class 8 Interest.

It is anticipated with LFI's emergence from bankruptcy, that LHFI will enter into a senior secured borrowing facility that will provide a maximum commitment of $100.0 million ("Senior Facility") and a junior secured debt facility ("Junior Facility") of at least $47.0 million. In addition, the overadvance term loans portion of the DIP Facility is to be converted into LHFI equity. Also, LFI and Seaman management are negotiating equity commitments and other agreements with investors, in excess of $40.0 million. Both facilities, the conversion of the overadvance term notes, equity commitments and other agreements will allow the pay down of Levitz's DIP Facility and provide the cash and liquidity necessary for LHFI to continue normal operations. Management of LFI and Seaman are currently negotiating the Senior Facility, the Junior Facility the conversion of Levitz's overadvance term loans to LHFI equity and other equity commitments and other agreements. No assurances can be given that these negotiations will be successful.

The Disclosure Statement was approved by the Court on October 31, 2000 and a hearing is scheduled for the confirmation of the Third Amended Joint Plan of Reorganization of the Debtors on December 8, 2000. The exclusivity period to file a plan of reorganization will expire on December 29, 2000.

PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.74: Amendment No. 20 dated as of August 31, 2000 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

                  Exhibit 27:  Financial Data Schedule

         (b)      Report on Form 8-K:

                  On August 10, 2000, the registrant filed a Report on Form 8-K under "Item 5: Other Events" disclosing its request of the Bankruptcy Court to dismiss an adversary proceeding it had filed in May 2000 against certain minority shareholders of Seaman Furniture Co., Inc. Also disclosed were plans to close four stores in the Boston Market, a store in Reading, PA and one in Bakersfield, CA.

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LEVITZ FURNITURE CORPORATION
                                              (Registrant)




Date:  November 13, 2000             /s/ MICHAEL MCCREERY
                                     -------------------------------------------
                                         Michael McCreery
                                         Senior Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

   Number
Exhibit Table                         Exhibit
-------------                         -------

    10.74 Amendment No. 20 dated as of August 31, 2000 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

    27            Financial Data Schedule.